Form 10-Q
period 2024-03-31
IB Acquisition Corp.
filed 2024-05-15
CIK 1998781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 001-41988

IB ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

nevada	85-2946784
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1200 N Federal Highway, Suite 215

Boca Raton, FL 33432

(Address of principal executive offices)

(214) 687-0020

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Units, each consisting of one share of common stock, $0.0001 par value, and one right	IBACU	The NASDAQ Stock Market LLC
Shares of common stock, par value $0.0001 per share	IBAC	The NASDAQ Stock Market LLC
Rights, each entitling the holder to receive one-twentieth of one share of common stock	IBACR	The NASDAQ Stock Market LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 15 2024, there were 15,749,090 shares of common stock, $0.0001 par value, issued and outstanding.

IB ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

i

PART I – FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

IB ACQUISITION CORP.

BALANCE SHEETS

(UNAUDITED)

	March 31, 2024	September 30, 2023
Assets

Current assets
Cash	$1,661,315	$52,553
Prepaid expenses	29,063	—
Total current assets	1,690,378	52,553
Cash held in trust account	115,575,000	—
Total Assets	$117,265,378	$52,553

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Accrued expenses	$336,744	$7,987
Due to Sponsor	—	50,000
Total current liabilities	336,744	57,987
Total Liabilities	336,744	57,987

Commitments and Contingencies (Note 6)

Common stock subject to possible redemption, 11,500,000 shares at redemption value of $10.05 per share	115,575,000	—

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none shares issued and outstanding as of March 31, 2024 and September 30, 2023	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 4,249,090 and 3,243,590 shares issued and outstanding as of March 31, 2024 and September 30, 2023(1)	425	324
Additional paid-in capital	1,643,780	2,676
Accumulated deficit	(290,571)	(8,434)
Total Stockholders’ Equity (Deficit)	1,353,634	(5,434)

Total Liabilities and Stockholders’ Equity (Deficit)	$117,265,378	$52,553

(1)	At September 30, 2023, an aggregate of up to 423,077 shares subject to possible forfeiture at the closing of proposed public offering

The accompanying notes are an integral part of the unaudited financial statements.

IB ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2024	2023	2024	2023
General and administrative expenses	$194,646	$48	$282,137	$96
Loss from operations	(194,646)	(48)	(282,137)	(96)

Loss before provision for income taxes	(194,646)	(48)	(282,137)	(96)
Provision for income taxes	—	—	—	—
Net loss	$(194,646)	$(48)	$(282,137)	$(96)

Basic weighted average common stock outstanding, redeemable	383,333	—	189,560	—

Basic net loss per common stock, redeemable	$(0.06)	$—	$(0.09)	$—

Diluted weighted average common stock outstanding, redeemable	383,333	—	189,560	—

Diluted net loss per common stock, redeemable	$(0.05)	$—	$(0.09)	$—

Basic weighted average common stock outstanding, non-redeemable(1)	2,868,132	2,820,513	2,844,061	2,820,513

Basic net loss per common stock, non-redeemable	$(0.06)	$(0.00)	$(0.09)	$(0.00)

Diluted weighted average common stock outstanding, non-redeemable(1)	3,277,107	2,820,513	3,046,301	2,820,513

Diluted net loss per common stock, non-redeemable	$(0.05)	$(0.00)	$(0.09)	$(0.00)

(1)	Excluded an aggregate of 423,077 shares subject to possible forfeiture at March 31, 2023.

The accompanying notes are an integral part of the unaudited financial statements.

IB ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2024

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance — September 30, 2023 (1)	3,243,590	$324	$2,676	$(8,434)	$(5,434)

Net loss	—	—	—	(87,491)	(87,491)

Balance — December 31, 2023 (1)	3,243,590	324	2,676	(95,925)	(92,925)

Sale of 610,500 private placement units	610,500	61	6,104,939	—	6,105,000

Fair value of rights included in public units	—	—	2,415,000	—	2,415,000

Allocated value of transaction costs to common stock	—	—	(184,528)	—	(184,528)

Issuance of 395,000 representative shares	395,000	40	3,867,010	—	3,867,050

Remeasurement of Common Stock subject to possible redemption	—	—	(10,561,317)	—	(10,561,317)

Net loss	—	—	—	(194,646)	(194,646)

Balance — March 31, 2024	4,249,090	$425	$1,643,780	$(290,571)	$1,353,634

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2023

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares (1)	Amount	Capital	Deficit	Equity
Balance — September 30, 2022 (1)	3,243,590	$324	$2,676	$(1,590)	$1,410

Net loss	—	—	—	(48)	(48)

Balance — December 31, 2022 (1)	3,243,590	324	2,676	(1,638)	1,362

Net loss	—	—	—	(48)	(48)

Balance — March 31, 2023 (1)	3,243,590	$324	$2,676	$(1,686)	$1,314

(1)	An aggregate of up to 423,077 shares subject to possible forfeiture at the closing of proposed public offering

The accompanying notes are an integral part of the unaudited financial statements.

IB ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended March 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(282,137)	$(96)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(29,063)	—
Accrued expenses	129,332	—
Net cash used in operating activities	(181,868)	(96)

Cash flows from investing activities:
Investment of cash into Trust Account	(115,575,000)	—
Net cash used in investing activities	(115,575,000)	—

Cash flows from financing activities:
Proceeds from sale of units, net of underwriting discounts paid	111,550,000	—
Proceeds from sale of private placement units	6,105,000	—
Advances from related party	2,249,805	—
Repayment of advances from related party	(2,299,805)	—
Payment of offering costs	(239,370)	—
Net cash provided by financing activities	117,365,630	—

Net change in Cash and cash equivalents	1,608,762	(96)

Cash and cash equivalents – beginning of the period	52,553	2,760

Cash and cash equivalents – end of the period	$1,661,315	$2,664

Non-Cash investing and financing activities:
Issuance of representative shares	$3,867,050	$—
Representative warrants deferred offering cost allocation	$81,208	$—
Remeasurement of Common Stock subject to possible redemption	$10,561,317	$—

The accompanying notes are an integral part of the unaudited financial statements.

IB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

IB Acquisition Corp. f/k/a I-B Good Works 4 Corporation (the “Company”) is a blank check company originally incorporated under the laws of the State of Delaware on July 7, 2020 and which converted to a Nevada corporation on September 21, 2023 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any potential business combination target, and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any potential business combination target with respect to an initial business combination with the Company. The Company’s investment strategy is not specific to any sector, however, the management team and board members believe there are compelling investment opportunities in a number of areas including consumer goods, sports and entertainment, and healthcare technology. The Company anticipates targeting companies domiciled in North America, Europe and Asia, with an enterprise value of at least $500 million.

As of March 31, 2024, the Company had not yet commenced any operations. All activity through March 31, 2024 relates to the Company’s formation, initial public offering (the “Initial Public Offering” as further defined below) and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected September 30 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on March 25, 2024. On March 28, 2024, the Company consummated the Initial Public Offering of 11,500,000 units (the “Units”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at a purchase price of $10.00 per Unit, generating gross proceeds of $115,000,000, which is discussed in Note 3. Each Unit consists of one share of the Company’s common stock, and one right. Each right entitles the holder thereof to receive one-twentieth (1/20) of one share of common stock upon the consummation of the Business Combination.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 610,500 Units (the “Private Placement Units”) at a price of $10.00 per Unit in a private placement to the Company’s sponsor, I-B Good Works 4, LLC (the “Sponsor”), which is an affiliate of I-Bankers Securities, Inc. (“I-Bankers”). The Private Placement Units are identical to the units sold in the Initial Public Offering. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination.

Transaction costs amounted to $7,755,845 consisting of the fair value amount of $3,867,050 related with the issued representative shares, $3,450,000 of cash underwriting discount, and $438,795 of other offering costs.

The Company must complete its initial Business Combination with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding any M&A fees (see note 6) held in the Trust Account and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering, management has agreed that $10.05 per Unit sold in the Initial Public Offering, including proceeds of the sale of the Private Placement Units, will be held in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.05 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. The shares of common stock were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such completion of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.

IB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders, which are holders of the Founder Shares, have agreed to (i) waive their redemption rights with respect to their Private Placement Shares (as defined below) in connection with the completion of the Business Combination, (ii) waive their redemption rights with respect to their Founder Shares (defined below), Private Placement Shares (defined below) and any Public Shares they hold in connection with a stockholder vote to approve an amendment to the Company’s amended and restated articles of incorporation (a) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the Business Combination within 18 months from the closing of the Initial Public Offering or (b) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Private Placement Shares if the Company fails to complete the Business Combination within 18 months from the closing of the Proposed Public Offering. In addition, the Sponsor has agreed to vote any Private Placement Shares held by it in favor of the Business Combination.

Additionally, each public stockholder may elect to redeem its Public Shares, irrespective of whether they vote for or against a proposed Business Combination.

Notwithstanding the foregoing, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s amended and restated articles of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares.

The Company will have until 18 months from the closing of the Initial Public Offering (the “Combination Period”) to complete a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less up to $100,000 of interest to pay dissolution expenses, which shall be net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to its obligations under Nevada law to provide for claims of creditors and the requirements of other applicable law.

The initial stockholders have agreed to waive their liquidation rights with respect to the Founder Shares and Private Placement Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The Underwriters will not receive their M&A fee (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.05).

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a third party for services rendered or products sold to the Company, or by a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.05 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the Underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”), in connection with both this offering and the business combination. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

The impact of current conflicts around the globe, including Russia’s invasion of Ukraine and the Israel - Hamas war, and related sanctions, on the world economy is not determinable as of the date of these financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Going Concern Consideration

As of March 31, 2024, the Company had $1,661,315 in cash and a working capital of $1,353,634. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through a Business Combination. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

IB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 27, 2024, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on April 3, 2024. The interim results for the three and six months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending September 30, 2024 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had $1,661,315 and $52,553 in cash as of March 31, 2024 and September 30, 2023, respectively, and no cash equivalents.

Cash Held in Trust Account

At March 31, 2024, the Company had $115,575,000 in cash held in the Trust Account. As of September 30, 2023, there were no funds deposited in the Trust Account.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Offering costs consist principally of professional and registration fees, cash underwriting discount, and deferred underwriting fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on relative fair value basis, compared to total proceeds received. Offering costs allocated to the Public Shares were charged against the carrying value of ordinary shares subject to possible redemption upon the completion of the Initial Public Offering and offering costs allocated to Public Rights (as defined in Note 3) were charged to additional paid in capital at the completion of the Initial Public Offering.

IB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

Common Stock Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Rights) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against retained earnings or additional paid-in capital in the absence of retained earnings. Accordingly, at March 31, 2024, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against retained earnings or additional paid-in capital in the absence of retained earnings.

At March 31, 2024, the common stock subject to redemption reflected in the balance sheet are reconciled in the following table:

As of March 31, 2024
Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Rights	(2,415,000)
Common stock issuance cost	(7,571,317)
Plus:
Remeasurement of carrying value to redemption value	10,561,317
Common stock subject to possible redemption, March 31, 2024	$115,575,000

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Deferred tax assets were de minimis as of March 31, 2024.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

Net Loss Per Common Stock

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings per Share”. Net loss per common share is computed by dividing net loss by the weighted average number of common shares issued and outstanding for the period, excluding common shares subject to forfeiture.

The calculation of diluted loss per share does not consider the effect of the rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the rights are contingent upon the occurrence of future events. At March 31, 2024, the rights are exercisable to purchase 605,525 shares of common stock in the aggregate. The weighted average of these shares was excluded from the calculation of diluted net loss per common stock since the inclusion of such rights would be anti-dilutive. The rights cannot be converted to shares of common stock prior to an initial Business Combination; therefore, they have been classified as anti-dilutive.

IB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2024		2023		2024		2023
	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic net loss per share of common stock:
Numerator:
Allocation of net loss	$(22,948)	$(171,698)	$—	$(48)	$(17,630)	$(264,507)	$—	$(96)
Denominator:
Weighted-average shares outstanding	383,333	2,868,132	—	2,820,513	189,560	2,844,061	—	2,820,513
Basic net loss per common stock	$(0.06)	$(0.06)	$—	$(0.00)	$(0.09)	$(0.09)	$—	$(0.00)

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2024		2023		2024		2023
	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Diluted net loss per share of common stock:
Numerator:
Allocation of net loss	$(20,384)	$(174,262)	$—	$(48)	$(16,528)	$(265,609)	$—	$(96)
Denominator:
Weighted-average shares outstanding	383,333	3,277,107	—	2,820,513	189,560	3,046,301	—	2,820,513
Diluted net loss per common stock	$(0.05)	$(0.05)	$—	$(0.00)	$(0.09)	$(0.09)	$—	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on the cash account and management believes that the Company is not exposed to significant risks on such account. Uninsured cash amount as of March 31, 2024 is $1,411,315.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020 06, “Debt—Debt with Conversion and Other Options (Subtopic 470 20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815 40)” (“ASU 2020 06”), to simplify certain financial instruments. ASU 2020 06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020 06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020 06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020 06 as of January 1, 2024. There was no effect to the Company’s presented unaudited financial statements.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 11,500,000 Units, which includes a full exercise by the underwriter of their over-allotment option in the amount of 1,500,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of the Company’s common stock, and one right. Each right entitles the holder thereof to receive one-twentieth (1/20) of one share of common stock upon the consummation of the Business Combination.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor has purchased an aggregate of 610,500 Private Placement Units at a price of $10.00 per Private Placement Unit from the Company in a private placement. Each Private Unit will consist of one share of common stock (“Private Placement Share”) and one right (“Private Placement Right”). Each Private Placement Right will entitle the holder to receive one-twentieth of one share of common stock at the closing of a Business Combination. Certain proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placements Units and all underlying securities will expire worthless.

IB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On September 2, 2020, the Sponsor subscribed to purchase an aggregate of 4,312,500 shares (the “Founder Shares”) for a subscription price of $3,000. On October 26, 2023, the Sponsor agreed to surrender an aggregate of 1,068,910 shares of the Company’s common stock for no consideration, which were cancelled, resulting in the Sponsor holding an aggregate of 3,243,590 Founder Shares. The subsequent cancellation is retrospectively reflected in the financial statements from day one.

The Company maintains the ownership of Founder Shares by the initial stockholders at 22.0% of the Company’s issued and outstanding shares of common stock upon the consummation of the Initial Public Offering, not including the Private Placement Shares or the Representative Shares. Up to 423,077 Founder Shares held by the initial stockholders are no longer subject to forfeiture due to the underwriters’ over-allotment option exercised in full at the Initial Public Offering.

The initial stockholders and the officers and directors have agreed not to transfer, assign or sell any of the Founder Shares until the earlier of (i) six months after the date of the consummation of the Business Combination or (ii) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after its initial business combination that results in all of its public stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Notwithstanding the foregoing, if the last sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after its initial business combination, the Founder Shares will be released from the lock-up.

Subscription Agreements

From October 2023 through January 2024, the Company’s Sponsor entered into six subscription agreements to sell membership interests in the Sponsor to members of management, directors and director nominees. The membership interests represent the indirect equivalent of 525,000 Founders Shares which equates to 16.19% of the 3,243,590 Founders Shares issued and outstanding. The total purchase price paid for the membership interests was $2,500. The Company modified the agreements in February 2024, with the intent to clarify that the Founder Shares are “earned upon the completion of a successful Business Combination” and the modified agreement is to be effective contemporaneously with the date and time of the initial subscription agreements. The sale of the membership interests to the Company’s management, directors and director’s nominees is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 425,000 shares granted through March 28, 2024, to the Company’s directors and director nominees was approximately $1,734,000 or approximately $4.08 per share. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2024, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

The Founder Shares issued to the directors and director nominees were valued using a Black-Scholes model. The following criteria presents the quantitative information regarding market assumptions used in the Founder Share valuations:

	November 15, 2023	January 15, 2024
Volatility	5.0%	5.0%
Risk-free rate	4.8%	4.1%
Spot price	$8.95	$9.32
Discount of lack of marketability (DLOM)	0.2%	0.4%

On January 22, 2024, one of the subscription agreements representing an indirect equivalent of 100,000 Founders Shares or 3.08% of the 3,243,590 Founders Shares (with over-allotment) issued and outstanding was terminated and $500 was paid to the subscriber as a result of the termination of the agreement.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement pursuant to which the Company agreed to pay the Chief Financial Officer a sum of $5,000 per month commencing on October 1, 2023. Upon completion of the initial business combination or the liquidation, the Company will cease paying these monthly fees. On January 22, 2024, the Company’s Chief Financial Officer resigned and the Administrative Services Agreement was terminated.

On January 22, 2024, the Company appointed a new Chief Financial Officer and entered into an Administrative Services Agreement dated January 24, 2024, pursuant to which the Company agreed to pay the Chief Financial Officer a sum of $5,000 per month commencing at the time of the Initial Public Offering closing. The agreement further specified that upon completion of the initial business combination or the liquidation, the Company will cease paying these monthly fees.

For the three and six months ended March 31, 2024, the Company incurred and paid $15,000 and $15,000 in fees for these services, respectively. For the three and six months ended March 31, 2023, the Company did not incur fees in these services.

IB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

NOTE 6. COMMITMENTS AND CONTINGENCY

Registration Rights

The holders of the Founder Shares, Private Placement Units (and their underlying securities) any Units that may be issued upon conversion of the Working Capital Loans (and underlying securities), and Representative Shares are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement and Business Combination Marketing Agreement

The Company engaged I-Bankers to act as Underwriters on the Initial Public Offering of the Company’s Units, for $115,000,000 and the simultaneous listing on the Nasdaq Global Market. The Underwriters had a 30-day option to purchase up to an additional 1,500,000 Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On March 28, 2024, simultaneously with the closing of the Initial Public Offering, the Underwriters elected to fully exercise the over-allotment option to purchase an additional 1,500,000 Units at a price of $10.00 per Unit.

The Underwriters were entitled to a cash underwriting discount of $0.30 per Unit, or $3,450,000 in the aggregate, paid upon the closing of the Initial Public Offering. In addition, under a business combination marketing agreement, the Company engaged I-Bankers to provide marketing services in connection with the Business Combination and will pay I-Bankers a cash fee for such marketing services upon the consummation of the Business Combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the Initial Public Offering (the “M&A fee”) or $4,025,000 in the aggregate. If the Company doesn’t complete a business combination, no fee will be due. In addition, the Company will pay the I-Bankers a finder fee equal to 1.0% of the consideration issued to a target if the business combination is consummated with a target introduced by the I-Bankers.

On the closing of the Initial Public Offering, pursuant to the underwriting agreement, the Company issued as compensation 395,000 shares of common stock for no cash consideration (the “Representative Shares”).

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2024 and September 30, 2023, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At March 31, 2024 and September 30, 2023, there were 4,249,090 and 3,243,590 shares of common stock issued and outstanding, excluding 11,500,00 and 0 shares of common stock subject to possible redemption, respectively.

NOTE 8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

At March 31, 2024, assets held in the Trust Account were comprised of $115,575,000 in cash. Through March 31, 2024, the Company has no withdrawal of interest earned on the Trust Account.

IB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2024:

Description	Level	March 31, 2024
Assets:
Cash held in Trust Account	1	$115,575,000

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to IB Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to I-B Good Works 4, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 3, 2024. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company originally formed under the laws of the State of Delaware on July 7, 2020 and which converted to a Nevada corporation on September 21, 2023 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 7, 2020 (inception) through March 31, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024, we had a net loss of $194,646, which consists of operating costs.

For the three months ended March 31, 2023, we had a net loss of $48, which consists of operating costs.

For the six months ended March 31, 2024, we had a net loss of $282,137, which consists of operating costs.

For the six months ended March 31, 2023, we had a net loss of $96, which consists of operating costs.

Liquidity and Capital Resources

On March 28, 2024, we completed the Initial Public Offering of 11,500,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at a purchase price of $10.00 per Unit, generating gross proceeds of $115,000,000. Simultaneously with the closing of the Initial Public Offering, we completed the sale of 610,500 Units at a price of $10.00 per Unit in a private placement to the Sponsor, generating gross proceeds of $6,105,000.

Transaction costs amounted to $7,755,845 consisting of the fair value amount of $3,867,050 related with the issued representative shares, $3,450,000 of cash underwriting discount, and $438,795 of other offering costs.

For the six months ended March 31, 2024, cash used in operating activities was $181,868. Net loss of $282,137 was affected by the change in operating assets and liabilities that provided $100,269 of cash for operating activities.

For the six months ended March 31, 2023, cash used in operating activities of $96 pertains to the net loss incurred during the period.

As of March 31, 2024, we cash held in the Trust Account of $115,575,000. The Trust Account can only be invested in U.S. government treasury obligations with a maturity of 185 days or less or interests in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2024, we had cash of $1,661,315. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. Up to $1,500,000 of such working capital loans may be convertible, at the option of the lender, into private placement-equivalent units at a price of $10.00 per unit. The units would be identical to the private placement units. The terms of such working capital loans by our sponsor or its affiliates, or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through a Business Combination. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay Chief Financial Officer a sum of $5,000 per month commencing on October 1, 2023. Upon completion of the initial business combination or the liquidation, the Company will cease paying these monthly fees. On January 22, 2024, the Company’s Chief Financial Officer resigned and the Administrative Services Agreement was terminated.

On January 22, 2024, the Company appointed a new Chief Financial Officer and entered into an Administrative Services Agreement dated January 24, 2024, pursuant to which the Company agreed to pay the Chief Financial Officer a sum of $5,000 per month commencing at the time of the Initial Public Offering closing. The agreement further specified that upon completion of the initial business combination or the liquidation, the Company will cease paying these monthly fees.

Under a business combination marketing agreement, the Company engaged I-Bankers to provide marketing services in connection with the Business Combination and will pay I-Bankers a cash fee for such marketing services upon the consummation of the Business Combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the Initial Public Offering (the “M&A fee”) or $4,025,000 in the aggregate. If the Company doesn’t complete a business combination, no fee will be due. In addition, the Company will pay the I-Bankers a finder fee equal to 1.0% of the consideration issued to a target if the business combination is consummated with a target introduced by the I-Bankers.

Critical Accounting Policies

The preparation of unaudited financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies as of March 31, 2024.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020 06, “Debt—Debt with Conversion and Other Options (Subtopic 470 20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815 40)” (“ASU 2020 06”), to simplify certain financial instruments. ASU 2020 06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020 06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020 06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020 06 as of January 1, 2024. There was no effect to the Company’s presented unaudited financial statements.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three and six months ended March 31, 2024 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for the Initial Public Offering filed with the SEC on March 27, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for the Initial Public Offering filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 28, 2024, the Company consummated the Initial Public Offering of 11,500,000 units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at a purchase price of $10.00 per Unit, generating gross proceeds of $115,000,000. I-Bankers Securities, Inc. and IB Capital LLC acted as joint book-running manager, of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-275650). The Securities and Exchange Commission declared the registration statements effective on March 25, 2024.

Simultaneously with the closing of the IPO, the Company completed the private sale of an aggregate of 610,500 units to I-B Good Works 4, LLC, at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $6,105,000. The Private Placement Units are identical to the Units sold in the IPO except that the Private Placement Units are not transferable, assignable or salable until 30 days after the completion of the Company’s initial business combination. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

A total of $115,575,000 of the net proceeds from the IPO (including the full exercise of the over-allotment option) and the sale of the Private Placement Units were placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its taxes, the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of any shares of common stock included in the Units sold in the IPO properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete its initial business combination within 18 months from the closing of the IPO or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of the public shares if the Company is unable to complete an initial business combination within 18 months from the closing of the IPO, subject to applicable law.

Transaction costs amounted to $7,755,845 consisting of the fair value amount of $3,867,050 related with the issued representative shares, $3,450,000 of cash underwriting discount, and $438,795 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated March 25, 2024, by and between the Company and I-Bankers Securities, Inc., as representative of the several underwriters. (1)
1.2	Business Combination Marketing Agreement, dated March 25, 2024, by and among the Company and I-Bankers Securities Inc. (1)
3.1	Amended and Restated Certificate of Incorporation, dated February 7, 2024. (1)
4.1	Rights Agreement, dated March 25, 2024, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent. (1)
10.1	Letter Agreement, dated March 25, 2024, by and among the Company, I-B Good Works 4, LLC, James Michael McCrory, I-Bankers Securities, Inc., IB Capital LLC, and each of the officers and directors of the Company. (1)
10.2	Investment Management Trust Agreement, dated March 25, 2024, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (1)
10.3	Registration Rights Agreement, dated March 25, 2024, by and among the Company and certain security holders. (1)
10.4	Administrative Services Agreement, dated January 24, 2024, by and between the Company and Christy Albeck. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the XBRL document)

*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 29, 2024 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IB ACQUISITION CORP.

Date: May 15, 2024	By:	/s/ Adelmo Lopez
	Name:	Adelmo Lopez
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Christy Albeck
	Name:	Christy Albeck
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

