Form 10-Q
period 2024-06-30
IB Acquisition Corp.
filed 2024-08-14
CIK 1998781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2024

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

As of August 14, 2024, there were 15,749,090 shares of common stock, $0.0001 par value, issued and outstanding.

IB ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

i

PART I – FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

IB ACQUISITION CORP.

BALANCE SHEETS

(UNAUDITED)

	June 30, 2024	September 30, 2023
Assets
Current assets
Cash	$876,649	$52,553
Prepaid expenses	19,389	—
Short-term prepaid insurance	339,500	—
Total current assets	1,235,538	52,553

Long-term prepaid insurance	79,217	—
Marketable securities held in trust account	117,079,700	—
Total Assets	$118,394,455	$52,553

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accrued expenses	$37,500	$7,987
Income taxes payable	314,854	—
Due to Sponsor	—	50,000
Total current liabilities	352,354	57,987
Total Liabilities	352,354	57,987

Commitments and Contingencies (Note 6)

Common stock subject to possible redemption, 11,500,000 shares at redemption value of $10.15 per share as of June 30, 2024 and none at September 30, 2023	116,764,846	—

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2024 and September 30, 2023	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 4,249,090 and 3,243,590 shares issued and outstanding as of June 30, 2024 and September 30, 2023(1), respectively	425	324
Additional paid-in capital	453,934	2,676
Retained earnings (accumulated deficit)	822,896	(8,434)
Total Stockholders’ Equity (Deficit)	1,277,255	(5,434)

Total Liabilities and Stockholders’ Equity (Deficit)	$118,394,455	$52,553

(1)	At September 30, 2023, includes an aggregate of up to 423,077 shares subject to possible forfeiture at the closing of initial public offering

The accompanying notes are an integral part of the unaudited financial statements.

IB ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2024	2023	2024	2023
General and administrative expenses	$76,379	$48	$358,516	$144
Loss from operations	(76,379)	(48)	(358,516)	(144)

Other income:
Interest earned on marketable securities held in Trust Account	1,504,700	—	1,504,700	—
Other income	1,504,700	—	1,504,700	—

Income (Loss) before provision for income taxes	1,428,321	(48)	1,146,184	(144)
Provision for income taxes	(314,854)	—	(314,854)	—
Net income (loss)	$1,113,467	$(48)	$831,330	$(144)

Basic and diluted weighted average common stock outstanding, redeemable	11,500,000	—	3,959,707	—

Basic and diluted net income per common stock, redeemable	$0.07	$—	$0.11	$—

Basic weighted average common stock outstanding, non-redeemable(1)	4,249,090	2,820,513	3,312,404	2,820,513

Basic net income (loss) per common stock, non-redeemable	$0.07	$(0.00)	$0.11	$(0.00)

Diluted weighted average common stock outstanding, non-redeemable(1)	4,249,090	2,820,513	3,589,806	2,820,513

Diluted net income (loss) per common stock, non-redeemable	$0.07	$(0.00)	$0.11	$(0.00)

(1)	Excluded an aggregate of 423,077 shares subject to possible forfeiture at June 30, 2023.

The accompanying notes are an integral part of the unaudited financial statements.

IB ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2024

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance — September 30, 2023 (1)	3,243,590	$324	$2,676	$(8,434)	$(5,434)

Net loss	—	—	—	(87,491)	(87,491)

Balance — December 31, 2023 (1)	3,243,590	324	2,676	(95,925)	(92,925)

Sale of 610,500 private placement units	610,500	61	6,104,939	—	6,105,000

Fair value of rights included in public units	—	—	2,415,000	—	2,415,000

Allocated value of transaction costs to common stock	—	—	(184,528)	—	(184,528)

Issuance of 395,000 representative shares	395,000	40	3,867,010	—	3,867,050

Remeasurement of Common Stock subject to possible redemption	—	—	(10,561,317)	—	(10,561,317)

Net loss	—	—	—	(194,646)	(194,646)

Balance — March 31, 2024	4,249,090	$425	$1,643,780	$(290,571)	$1,353,634

Remeasurement of Common Stock subject to possible redemption	—	—	(1,189,846)	—	(1,189,846)

Net income	—	—	—	1,113,467	1,113,467

Balance — June 30, 2024	4,249,090	$425	$453,934	$822,896	$1,277,255

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2023

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares (1)	Amount	Capital	Deficit	Equity
Balance — September 30, 2022 (1)	3,243,590	$324	$2,676	$(1,590)	$1,410

Net loss	—	—	—	(48)	(48)

Balance — December 31, 2022 (1)	3,243,590	324	2,676	(1,638)	1,362

Net loss	—	—	—	(48)	(48)

Balance — March 31, 2023 (1)	3,243,590	$324	$2,676	$(1,686)	$1,314

Net loss	—	—	—	(48)	(48)

Balance — June 30, 2023 (1)	3,243,590	$324	$2,676	$(1,734)	$1,266

(1)	An aggregate of up to 423,077 shares subject to possible forfeiture at the closing of proposed public offering

The accompanying notes are an integral part of the unaudited financial statements.

IB ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended June 30,
	2024	2023

Cash flows from operating activities:
Net income (loss)	$831,330	$(144)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,504,700)	—
Changes in operating assets and liabilities:
Prepaid expenses	(19,389)	—
Short-term prepaid insurance	(339,500)	—
Long-term prepaid insurance	(79,217)	—
Accrued expenses	29,513	—
Income taxes payable	314,854	—
Net cash used in operating activities	(767,109)	(144)

Cash flows from investing activities:
Investment of cash into Trust Account	(115,575,000)	—
Net cash used in investing activities	(115,575,000)	—

Cash flows from financing activities:
Proceeds from sale of units, net of underwriting discounts paid	111,550,000	—
Proceeds from sale of private placement units	6,105,000	—
Advances from related party	2,249,805	—
Repayment of advances from related party	(2,299,805)	—
Payment of offering costs	(438,795)	—
Net cash provided by financing activities	117,166,205	—

Net change in Cash and cash equivalents	824,096	(144)
Cash and cash equivalents – beginning of the period	52,553	2,760
Cash and cash equivalents – end of the period	$876,649	$2,616

Non-Cash investing and financing activities:
Issuance of representative shares	$3,867,050	$—
Representative warrants deferred offering cost allocation	$81,208	$—
Remeasurement of Common Stock subject to possible redemption	$11,751,163	$—

The accompanying notes are an integral part of the unaudited financial statements.

IB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2024

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

As of June 30, 2024, the Company had not yet commenced any operations. All activity through June 30, 2024, relates to the Company’s formation, initial public offering (the “Initial Public Offering” as further defined below) and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected September 30 as its fiscal year end.

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

JUNE 30, 2024

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

Going Concern Consideration

As of June 30, 2024, the Company had $876,649 in cash and a working capital of $883,184. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through a Business Combination. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

IB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2024

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

The accompanying unaudited financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 27, 2024, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on April 3, 2024. The interim results for the three and nine months ended June 30, 2024, are not necessarily indicative of the results to be expected for the year ending September 30, 2024 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had $876,649 and $52,553 in cash as of June 30, 2024, and September 30, 2023, respectively, and no cash equivalents.

Marketable securities held in Trust account

As of June 30, 2024, all of the assets held in the Trust Account were held in money market funds which are invested only in U.S. government securities. Investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period. Interest income earned from investments in these securities are included in the accompanying unaudited statements of operations. As of September 30, 2023, there were no funds deposited in the Trust Account.

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

JUNE 30, 2024

(Unaudited)

Common Stock Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Rights) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against retained earnings or additional paid-in capital in the absence of retained earnings. Accordingly, as of June 30, 2024, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against retained earnings or additional paid-in capital in the absence of retained earnings.

As of June 30, 2024, the common stock subject to redemption reflected in the balance sheet are reconciled in the following table:

As of June 30, 2024
Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Rights	(2,415,000)
Common stock issuance cost	(7,571,317)
Plus:
Remeasurement of carrying value to redemption value	11,751,163
Common stock subject to possible redemption, June 30, 2024	$116,764,846

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Deferred tax assets were de minimis as of June 30, 2024.

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

Net Income (Loss) Per Common Stock

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares issued and outstanding for the period, excluding common shares subject to forfeiture.

The calculation of diluted net income (loss) per share does not consider the effect of the rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the rights are contingent upon the occurrence of future events. As of June 30, 2024, the rights are exercisable to purchase 605,525 shares of common stock in the aggregate. The weighted average of these shares was excluded from the calculation of diluted net income (loss) per common stock since the inclusion of such rights would be anti-dilutive. The rights cannot be converted to shares of common stock prior to an initial Business Combination; therefore, they have been classified as anti-dilutive.

IB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2024		2023		2024		2023
	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic net income (loss) per share of common stock:
Numerator:
Allocation of net income (loss)	$813,055	$300,412	$—	$(48)	$452,664	$378,666	$—	$(144)
Denominator:
Weighted-average shares outstanding	11,500,000	4,249,090	—	2,820,513	3,959,707	3,312,404	—	2,820,513
Basic net income (loss) per common stock	$0.07	$0.07	$—	$(0.00)	$0.11	$0.11	$—	$(0.00)

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2024		2023		2024		2023
	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Diluted net income (loss) per share of common stock:
Numerator:
Allocation of net income (loss)	$813,055	$300,412	$—	$(48)	$436,031	$395,299	$—	$(144)
Denominator:
Weighted-average shares outstanding	11,500,000	4,249,090	—	2,820,513	3,959,707	3,589,806	—	2,820,513
Diluted net income (loss) per common stock	$0.07	$0.07	$—	$(0.00)	$0.11	$0.11	$—	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on the cash account and management believes that the Company is not exposed to significant risks on such account. Uninsured cash amount as of June 30, 2024, is $626,649.

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

JUNE 30, 2024

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

Subscription Agreements

From October 2023 through January 2024, the Company’s Sponsor entered into six subscription agreements to sell membership interests in the Sponsor to members of management, directors and director nominees. The membership interests represent the indirect equivalent of 525,000 Founders Shares which equates to 16.19% of the 3,243,590 Founders Shares issued and outstanding. The total purchase price paid for the membership interests was $2,500. The Company modified the agreements in February 2024, with the intent to clarify that the Founder Shares are “earned upon the completion of a successful Business Combination” and the modified agreement is to be effective contemporaneously with the date and time of the initial subscription agreements. The sale of the membership interests to the Company’s management, directors and director’s nominees is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 425,000 shares granted through March 28, 2024, to the Company’s directors and director nominees was approximately $1,734,000 or approximately $4.08 per share. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2024, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

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

For the three and nine months ended June 30, 2024, the Company incurred $15,000 and $30,000 in fees for these services, respectively, of which $15,000 is included in accrued expenses in the accompanying balance sheets. For the three and nine months ended June 30, 2023, the Company did not incur fees in these services.

IB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2024

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2024 and September 30, 2023, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of June 30, 2024 and September 30, 2023, there were 4,249,090 and 3,243,590 shares of common stock issued and outstanding, excluding 11,500,00 and 0 shares of common stock subject to possible redemption, respectively.

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

As of June 30, 2024, assets held in the Trust Account were comprised of $117,079,700 in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government securities. Through June 30, 2024, the Company has no withdrawal of interest earned on the Trust Account.

IB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2024:

Description	Level	June 30, 2024
Assets:
Marketable securities held in trust account	1	$117,079,700

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 7, 2020 (inception) through June 30, 2024, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2024, we had a net income of $1,113,467, which consists of interest earned on marketable securities held in Trust Account of $1,504,700, offset by operational costs of $76,379 and provision for income taxes of $314,854.

For the nine months ended June 30, 2024, we had a net income of $831,330, which consists of interest earned on marketable securities held in Trust Account of $1,504,700, offset by operational costs of $358,516 and provision for income taxes of $314,854.

For the three months ended June 30, 2023, we had a net loss of $48, which consists of operating costs.

For the nine months ended June 30, 2023, we had a net loss of $144, which consists of operating costs.

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

For the nine months ended June 30, 2024, cash used in operating activities was $767,109. Net income of $831,330 was affected by the interest earned on marketable securities held in trust account of $1,504,700 and change in operating assets and liabilities which used $93,739 of cash for operating activities.

For the nine months ended June 30, 2023, cash used in operating activities of $144 pertains to the net loss incurred during the period.

As of June 30, 2024, we held cash in the Trust Account of $117,079,700. The Trust Account can only be invested in U.S. government treasury obligations with a maturity of 185 days or less or interests in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2024, we had cash of $876,649. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of unaudited financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies as of June 30, 2024.

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

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the independent registered public accounting firm’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of this offering or until we are no longer an “emerging growth company,” whichever is earlier.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three and nine months ended June 30, 2024, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation, dated February 7, 2024 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on March 29, 2024).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Form S-1 filed on March 8, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the XBRL document)

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IB ACQUISITION CORP.

Date: August 14, 2024	By:	/s/ Adelmo Lopez
	Name:	Adelmo Lopez
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Christy Albeck
	Name:	Christy Albeck
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

