Form 10-K
period 2024-09-30
IB Acquisition Corp.
filed 2024-12-26
CIK 1998781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

For the transition period from                          to

Commission File Number: 001-41988

IB ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Nevada	85-2946784
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

1200 N Federal Highway, Suite 215

Boca Raton, FL 33432

Telephone: (214) 687-0020

(Address of Principal Executive Offices, Zip Code and Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	IBAC	The NASDAQ Stock Market LLC
Rights, each right convertible into one-twentieth of one share of common stock	IBACR	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Accelerated filer	☐	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The registrant’s common stock was not listed on any exchange and had no market value as of the last business day of the second fiscal quarter of 2024. The registrant’s common stock began trading on the Nasdaq Capital Market on May 1, 2024.

As of December 24, 2024, 15,749,090 shares of Company common stock, par value $0.0001 were issued and outstanding.

Documents Incorporated by Reference: None.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

●	“combination period” means the period following the completion of our initial public offering at the end of which, if we have not completed our initial business combination, we will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest, divided by the number of then outstanding public shares, subject to applicable law and certain conditions and as further described herein. The combination period ends on September 28, 2025, unless we amend our charter to further extend the period of time to consummate a business combination;

●	“founder shares” are to shares of our common stock purchased by our sponsor in a private placement prior to our initial public offering;

●	“I-Bankers” are to I-Bankers Securities, Inc.;

●	“initial stockholders” are to the sponsor and other direct or indirect holders of our founder shares prior to our initial public offering;

●	“management” or our “management team” are to our executive officers and directors;

●	“private placement rights” are to the rights issued as part of the units in a private placement to our sponsor simultaneously with the closing of our initial public offering;

●	“private placement shares” are to the shares of common stock included in the private placement units issued to our sponsor simultaneously with the closing of our initial public offering;

●	“public shares” are to shares of our common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided that our sponsor’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“rights” are to the rights sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“sponsor” is to I-B Good Works 4, LLC, a limited liability company;

●	“we,” “us,” “company” or “our company” are to IB Acquisition Corp., a Nevada corporation.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this prospectus may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance following our initial public offering.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

ITEM 1. BUSINESS

Our Company

We are a blank check company formed under the laws of the State of Delaware on July 7, 2020 and which converted to a Nevada corporation on September 21, 2023. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this prospectus as our initial business combination. Our investment strategy is not specific to any sector; however, the management team and board members believe there are compelling investment opportunities in a number of areas including consumer goods, sports and entertainment, and healthcare technology. We anticipate targeting companies domiciled in North America, Europe and Asia, with an enterprise value of at least $500 million.

Our Management Team and Board of Directors

Our management team and members of our board of directors have significant experience in private investing, corporate finance and restructuring, and executive management in different industries. In addition, due to its geographic diversity, the team’s collective network spans North and South America, Asia-Pacific, and Europe.

We believe our management, investing, financing and restructuring experience combined with the extensive professional relationships of our team provides us with important competitive advantages for sourcing, pursuing and evaluating an initial business combination within our target universe.

The management team consists of both experienced executives and founders of successful enterprises. The team has extensive networks of relationships with CEOs, founders, family owners and private equity sponsors to create a robust pipeline of opportunities with strong potential.

●	Adelmo “Al” Lopez, Chairman and Chief Executive Officer: Founder of Alma Coffee, former President and CEO of Blair Corporation, and former CFO of Dole Fresh Fruit International.

●	Christy Albeck, Chief Financial Officer: Founder and CEO of Albeck Financial Services, a consulting firm specializing in pre-audit work for international and domestic public companies and private companies in the process of going public, and Partner with Calabrese Consulting (which acquired Albeck Financial Services in March 2022).

●	John Joyce, Vice Chairman: Former Chief Financial Officer of IBM, President of Asia Pacific and Head of Global Services, and Managing Director of SilverLake Partners.

●	Silvia Panigone, Director: CEO of Inhalis Therapeutics, a Swiss biotech developing inhaled drugs for life-threatening diseases, Founder of ADYA, a company focused on corporate strategy counseling, interim management, deal structuring, capital raising at a global level, and former COO at NLS (NASDAQ: NLSP), a listed company in the life sciences sector.

●	Jian Zhang, Director: CEO and Managing Partner of Yuunnan Xiaosen Venture Capital Co., Ltd., angel investment fund for internet and social media start-ups, and CEO of Hangzhou Hechuang Investment Management Co., Ltd., an investment fund focused on the agricultural sector.

●	Feng Xiangkun, Advisor: Experienced investor with analyst and fund management experience at State Grid Yingda and YuanDeKun, respectively. Mr. Feng brings with him extensive securities experience as well as a diverse network across the Asian continent.

We do not have any specific business combination under consideration. Our officers and directors have neither individually selected nor considered a target business, nor have they had any substantive discussions regarding possible target businesses among themselves or with our underwriters or other advisors. Additionally, we have not, nor has anyone on our behalf, taken any substantive measure, directly or indirectly, to select or locate any suitable acquisition candidate for us, nor have we engaged or retained any agent or other representative to select or locate any such acquisition candidate.

Past performance of our management team, directors or advisors does not guarantee either (i) success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial business combination. You should not rely on the historical performance record of our management team as indicative of our future performance. Our directors and executive officers may have conflicts of interest with other entities to which they owe fiduciary or contractual obligations with respect to initial business combination opportunities. For a list of our executive officers, directors and entities for which a conflict of interest may or does exist between such persons and the company, as well as the priority and preference that such other entities have with respect to performance of obligations and presentation of business opportunities to us, please refer to the table and subsequent explanatory paragraph under “Management — Conflicts of Interest.”

Members of our management team are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they, in the exercise of their respective business judgment, deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process. We do not have an employment agreement with any member of our management team.

Business Strategy & Acquisition Criteria

We intend to focus on pursuing an acquisition of or merger with high-growth companies in a number of industries including but not limited to fintech, healthcare and life sciences, sports and entertainment, and consumer goods. For owners of high-quality businesses with growth capital needs, we can be a source of non-control capital. We believe a business combination with us may provide a significant monetization event for owners desiring liquidity as well as continued equity participation for those desiring continued ownership. Further, target companies can benefit from access to a public vehicle to support organic and inorganic growth initiatives by combining with us. Our investors can benefit from ownership in a well-capitalized growth-oriented business with a highly motivated management team.

Following our initial business combination, we intend to assist the target company in creating stockholder value which may include through board and/or senior management representation. As a result of our team’s experience, we believe we can add value post-transaction to ensure proper corporate governance and alignment of management incentives, develop an operational and financial strategy to pursue continued organic and inorganic growth initiatives and to assist with capital raising and capital structure optimization.

We will focus our search on targets seeking an investor at a discount to intrinsic value and publicly-traded peers. We have identified the following additional general criteria and guidelines that we believe are important in evaluating prospective target businesses. We intend to use these criteria and guidelines in evaluating acquisition or merger opportunities, but we may ultimately enter into our initial business combination with a company that does not meet any of these criteria and guidelines.

●	Enterprise Value: While our ability to raise additional capital from third-parties allows us to seek a much larger business combination, we intend to focus our efforts on seeking and completing an initial business combination with an enterprise that has a value of at least $500 million;

●	Strong Fundamentals: We expect to primarily target an initial business combination with a fundamentally sound high-growth company in need of growth capital;

●	Leading Market Position: We intend to pursue companies offering products or services that are leaders in their respective markets with sustainable competitive advantages and natural barriers to market entry;
2

●	Cash Flow Generating: We will seek to acquire or merge with an established company with attractive operating margins, positive EBITDA, strong free cash flow generation and solid recurring revenue streams;

●	Strong Investor Base: We will give preference to companies with a strong base of investors and prospects for new strategically-focused investors;

●	Strong Management: We will seek to acquire or merge with a target business with an experienced management team and a proven track record of execution;

●	Public-Company Readiness and Reason to be Public: We intend to acquire a business that is both ready to enter the public markets and can benefit from being publicly-traded and can effectively utilize broader access to capital;

●	Favorable Outlook: We will seek to acquire or merge with a target business where the end user markets of such target business’ products or services have a favorable growth outlook;

●	Performance Catalysts: We intend to solicit target companies that have clearly identifiable opportunities to execute on growth initiatives following the initial business combination; and

●	Market Fragmentation: We will also seek target companies with opportunities for selective strategic acquisitions and partnerships that can complement an organic growth strategy.

We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with our advisors or our initial stockholders, officers, or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our initial stockholders, officers, or directors, we will obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent valuation or accounting firm that such initial business combination or transaction is fair to our company from a financial point of view.

We currently do not have any specific business combination under consideration. Our officers and directors have neither individually selected nor considered a target business, nor have they had any substantive discussions regarding possible target businesses among themselves or with our underwriters or other advisors. Additionally, we have not, nor has anyone on our behalf, taken any substantive measure, directly or indirectly, to select or locate any suitable acquisition candidate for us, nor have we engaged or retained any agent or other representative to select or locate any such acquisition candidate.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses might find this method a more certain and cost-effective method to becoming a public company than the typical initial public offering. Furthermore, once the business combination is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business should then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests than it would have as a privately held company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our status as a public company will make us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company as a deterrent and may prefer to affect a business combination with a more established entity or with a private company. These inherent limitations include limitations on our available financial resources, which may be inferior to those of other entities pursuing the acquisition of similar target businesses; the requirement that we seek stockholder approval of a business combination or conduct a tender offer in relation thereto, which may delay the consummation of a transaction; and the existence of our outstanding rights, which may represent a source of future dilution.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information that will be made available to us. In conducting our due diligence review, we intend to leverage the experience of members of our management team, directors, sponsors and advisors on an efficient and cost-effective basis as we deploy them to review matters related to their specific areas of functional expertise.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our advisors or our initial stockholders, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm, or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Our sponsor purchased an aggregate of 3,243,590 of our founder shares for an aggregate of $3,000, or approximately $0.0009 per founder share. As a result of the low acquisition cost of our founder shares, our sponsor, its affiliates and our management team and directors could make a substantial profit even if we select and consummate an initial business combination with an acquisition target that subsequently declines in value or is unprofitable for our public stockholders. Thus, such parties may have more of an economic incentive for us to enter into an initial business combination with a riskier, weaker performing or financially unstable business, or an entity lacking an established record of revenues or earnings, than would be the case if such parties had paid the full offering price for their founder shares. Additionally, members of our management team and our independent directors will directly or indirectly own founder shares and/or private placement units following our initial public offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination target if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination. Our amended and restated articles of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our executive officers are required to commit a significant amount of time to our affairs, and, accordingly, should not have conflicts of interest in allocating management time among various business activities, including identifying potential business combination targets and monitoring the related due diligence.

Initial Business Combination

So long as we obtain and maintain a listing for our securities on Nasdaq, our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the value of the assets held in the trust account (excluding taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or an independent accounting firm with respect to the satisfaction of such criteria. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons. However, we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act . Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

We will have until 18 months from the closing of our initial public offering to consummate an initial business combination (assuming we do not amend our amended and restated articles of incorporation to extend the time we have to complete our initial business combination beyond the initial 18 months from the closing of our initial public offering, which would require a vote of our stockholders).

Financial Position

With funds available for a business combination initially in the amount of $115,575,000 assuming no redemptions, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. This amount includes up to $4,025,000 for the M&A fee payable to I-Bankers. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business.

Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited ability to evaluate the target’s management team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders may not have the ability to approve our initial business combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Nevada law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of common stock that will be equal to or in excess of 20% of the number of shares of our common stock then outstanding (other than in a public offering);

●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted purchases of our securities

In the event we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our initial stockholders, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions.

None of the funds in the trust account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our initial stockholders, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our initial stockholders, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our initial stockholders, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our initial stockholders, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Our initial stockholders, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our initial stockholders, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our initial stockholders, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption Rights for Public Stockholders Upon Completion of Our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem, regardless of whether they abstain, vote for, or against, our initial business combination, all or a portion of their shares of common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.05 per public share. The per share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the M&A fee payable to I-Bankers. Our initial stockholders and I-Bankers have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, Representative Shares and any public shares they may hold in connection with the completion of our business combination, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem, regardless of whether they abstain, vote for, or against, our initial business combination, all or a portion of their shares of common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated articles of incorporation would require stockholder approval. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirement, or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we would be required to comply with such rules.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated articles of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our initial stockholders, officers and directors will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our initial stockholders, officers and directors, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 both immediately before and after the consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated articles of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders, executive officers, I-Bankers, and directors will count toward this quorum and have agreed to vote their founder shares and any public shares purchased during or after our initial public offering in favor of our initial business combination. These quorum and voting thresholds, and the voting agreements of our sponsor may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction. In addition, our initial stockholders and I-Bankers have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares, Representative shares and public shares in connection with the completion of a business combination.

Our amended and restated articles of incorporation provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 both immediately before and after the consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of common stock submitted for redemption will be returned to the holders thereof.

Limitation on redemption upon completion of our initial business combination if we seek stockholder approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated articles of incorporation provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us, our initial stockholders or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding an aggregate of 15% or more of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our initial stockholders or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem to less than 15% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination.

Tendering stock certificates in connection with a tender offer or redemption rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker and it would be up to the broker whether or not to pass the cost on to the redeeming holder. However, the fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by some blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial business combination is not completed, we may continue to try to complete a business combination with a different target until 18 months from the closing of our initial public offering.

Time to Complete Business Combination

We will have until 18 months from the closing of our initial public offering to consummate an initial business combination (assuming we do not amend our amended and restated articles of incorporation to extend the time we have to complete our initial business combination beyond the initial 18 months from the closing of our initial public offering, which would require a vote of our stockholders).

Redemption of public shares and liquidation if no initial business combination

Unless the amended and restated articles of incorporation are further amended, we will have only 18 months from the closing of our initial public offering to complete our initial business combination If we are unable to complete our initial business combination within such 18-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses, which interest shall be net of taxes payable) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Nevada law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights and the holders of founder shares, which will expire worthless if we fail to complete our initial business combination within the 18-month time period.

Our initial stockholders and I-Bankers have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares, private placement shares and Representative shares if we fail to complete our initial business combination within 18 months from the closing of our initial public offering. However, if our initial stockholders or I-Bankers acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 18-month time period.

Our initial stockholders, officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated articles of incorporation that would affect (i) the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 both immediately before and after the consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $800,000 of proceeds held outside the trust account after the payment of liability insurance premiums for D&O insurance, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the private placement, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.05. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.05. Under NRS 78.590, the process of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.05 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not asked our sponsor to reserve for such indemnification obligations, and our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. We believe the likelihood of our sponsor having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

In the event that the proceeds in the trust account are reduced below (i) $10.05 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.05 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to $800,000 from the proceeds of our initial public offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors. In the event that our offering expenses exceed our estimate of $1,000,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $1,000,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

Under the NRS 78.597, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months from the closing of our initial public offering may be considered a liquidation distribution under NRS 78.590. If the corporation complies with certain procedures set forth in NRS 78.590 intended to ensure that it makes reasonable provision for all claims against it, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

If we are unable to complete our initial business combination within 18 months from the closing of our initial public offering, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of the amount of interest which may be withdrawn to pay taxes, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Nevada law to provide for claims of creditors and the requirements of other applicable law. Our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend for three years following the dissolution.

NRS 78.585 states that upon our dissolution we will still be responsible for the payment of all existing and pending claims or claims that may be potentially brought against us. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account.

As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is reduced. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.05 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes, and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.05 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated articles of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering or (B) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination within 18 months from the closing of our initial public offering, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

Amended and Restated Articles of Incorporation

Our amended and restated articles of incorporation contain certain requirements and restrictions that will apply to us until the consummation of our initial business combination. Per our amended and restated articles of incorporation, these provisions cannot be amended without the approval of the holders of at least 65% of our common stock. Our initial stockholders, who collectively beneficially own 24.68% of our common stock, will participate in any vote to amend our amended and restated articles of incorporation and will have the discretion to vote in any manner the initial stockholders may choose. Specifically, our amended and restated articles of incorporation provide, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which holders of public shares may seek to redeem their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) or (2) provide holders of public shares with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) in each case subject to the limitations described herein;

●	if our stockholders approve an amendment to our amended and restated articles of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, we will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares;

●	if we are unable to complete our initial business combination within 18 months from the closing of our initial public offering, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Nevada law to provide for claims of creditors and the requirements of other applicable law;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either immediately before or after such consummation and, solely if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination;
14

●	we will not effectuate our initial business combination with another blank check company or a similar company with nominal operations.

●	so long as we obtain and maintain a listing for our securities on Nasdaq, our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the value of the assets held in the trust account (excluding the marketing fee and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination; and

●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

These provisions cannot be amended without the approval of holders of 65% of our common stock. In the event we seek stockholder approval in connection with our initial business combination, our amended and restated articles of incorporation provide that we may consummate our initial business combination only if approved by a majority of the shares of common stock voted by our stockholders at a duly held stockholders meeting.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding rights and private placement units, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently maintain our executive offices at 1200 N Federal Highway, Suite 215, Boca Raton, FL 33432. The cost for this space is included in the up to $5,000 per month fee that we will pay to Christy Albeck, our Chief Financial Officer, for office space, utilities, secretarial support and other administrative and consulting services. We believe that the amount we will pay under the administrative services agreement is comparable to the cost of similar services that we could obtain from unaffiliated persons. We consider our current office space adequate for our current operations.

Employees

We currently have two executive officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

We registered our units, common stock and rights under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public auditors.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with GAAP. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with GAAP. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending September 30, 2025 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

ITEM 1A. RISK FACTORS

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

●	If we seek stockholder approval of our initial business combination, our sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would optimize value for our stockholders.

●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold 15% or more of our common stock, you will lose the ability to redeem all such shares equal to or in excess of 15% of our common stock.

●	We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

●	We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers and directors which may raise potential conflicts of interest.

●	We will likely only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive target businesses. This could increase the cost of our initial business combination and could even result in our inability to find a suitable target business or to consummate an initial business combination.

●	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

●	We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time.

●	Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

●	Certain of our executive officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us following our initial business combination and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Since our initial stockholders, including our sponsor, executive officers and directors, will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

●	Because each unit contains one right and one-half of one redeemable warrant, and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

●	We are not registering the shares of common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

●	Our initial stockholders paid an aggregate of $25,000, or approximately $0.005 per founder share, and, accordingly, you will experience immediate and substantial dilution from the purchase of our common stock.

●	Provisions in our amended and restated articles of incorporation and Nevada law may have the effect of discouraging lawsuits against our directors and officers.

Risks Relating to Our Search For, Consummation of, or Inability to Consummate, a Business Combination

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive target businesses. This could increase the cost of our initial business combination and could even result in our inability to find a suitable target business or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential target businesses for blank check companies have already entered into an initial business combination, and there are still many blank check companies preparing and seeking target businesses for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more blank check companies seeking to enter into an initial business combination with available targets businesses, the competition for available target businesses with attractive fundamentals or business models may increase, which could cause targets businesses to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate target businesses post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

We have engaged our underwriters to provide services to us, and we may engage our underwriters or one of their respective affiliates to provide additional services to us, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. These financial incentives will cause our underwriters to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage our underwriters or one of their respective affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing transactions. We may pay such underwriters or their respective affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation; provided that no agreement will be entered into with the underwriters or their respective affiliates and no fees or other compensation for such services will be paid to the underwriters or their respective affiliates prior to the date that is 60 days from the date of our initial public offering, unless such payment would not be deemed underwriting compensation in connection with our initial public offering. We have a board of directors comprised of a majority of independent directors, our initial stockholders have approximately 24.68% ownership of our common stock, and, as such, we believe any transactions between us and our underwriter will be conducted on an arm’s length basis. However, due to the relationship between our sponsor and our underwriter, any negotiations between our company and our underwriter may be deemed not to have been entered into on an arm’s length basis. Such underwriters or their respective affiliates’ financial interests tied to the consummation of a business combination transaction will give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

We may not be able to complete an initial business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations.

Certain acquisitions or business combinations may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations. In the event that such regulatory approval or clearance is not obtained, or the review process is extended beyond the period of time that would permit an initial business combination to be consummated with us, we may not be able to consummate a business combination with such target.

Among other things, the U.S. Federal Communications Act prohibits foreign individuals, governments, and corporations from owning more than a specified percentage of the capital stock of a broadcast, common carrier, or aeronautical radio station licensee. In addition, U.S. law currently restricts foreign ownership of U.S. airlines. In the United States, certain mergers that may affect competition may require certain filings and review by the Department of Justice and the Federal Trade Commission, and investments or acquisitions that may affect national security are subject to review by the Committee on Foreign Investment in the United States (“CFIUS”). CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States.

Outside the United States, laws or regulations may affect our ability to consummate a Business Combination with potential target companies incorporated or having business operations in jurisdiction where national security considerations, involvement in regulated industries (including telecommunications), or in businesses relating to a country’s culture or heritage may be implicated. Our sponsor is a U.S. entity, and the managing member of our sponsor is a U.S. person. Our sponsor is not controlled by and does not have substantial ties with a non-U.S. person.

U.S. and foreign regulators generally have the power to deny the ability of the parties to consummate a transaction or to condition approval of a transaction on specified terms and conditions, which may not be acceptable to us or a target. In such event, we may not be able to consummate a transaction with that potential target.

As a result of these various restrictions, the pool of potential targets with which we could complete an initial business combination could be limited and we may be adversely affected in terms of competing with other SPACs which do not have similar foreign ownership issues. Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.05 per share, and our rights will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

I-Bankers may have a conflict of interest in rendering services to us in connection with our initial business combination.

We have engaged I-Bankers to assist us in connection with our initial business combination. We will pay I-Bankers the M&A fee for such services upon the consummation of our initial business combination in an aggregate amount equal to 3.5% of the gross proceeds from our initial public offering. In addition, we will pay I-Bankers a finder’s fee equal to 1.0% of the consideration issued to a target if the initial business combination is consummated with a target introduced by I-Bankers. These fees have been approved by our board of directors, which includes Ms. Panigone, a former affiliate of our underwriter, although Ms. Panigone was not involved in the negotiation of the foregoing fees. In addition, our sponsor, which is controlled by affiliates of our underwriter, will hold a majority of our common stock prior to our initial public offering and, as such, will have the ability to remove or replace our board of directors prior to our initial public offering. Due to the foregoing relationships, the M&A fee and finder’s fee described above were not entered into on an arm’s length basis. As such, it is possible that the terms were less favorable to us than in a transaction negotiated in an arm’s length transaction. Additionally, pursuant to our business combination marketing agreement, we will be unable to cancel or otherwise modify the terms of the M&A fee and finder’s fee after the offering without renegotiating the terms of the agreement with I-Bankers. The Representative shares owned, and the private placement units indirectly owned through the sponsor by I-Bankers will be worthless if we do not consummate an initial business combination. These financial interests may result in I-Bankers having a conflict of interest when providing the services to us in connection with an initial business combination.

We would be subject to a second level of U.S. federal income tax on a portion of our income if we are determined to be a personal holding company (a “PHC”) for U.S. federal income tax purposes.

A U.S. corporation generally will be classified as a PHC for U.S. federal income tax purposes in a given taxable year if (i) at any time during the last half of such taxable year, five or fewer individuals (without regard to their citizenship or residency and including as individuals for this purpose certain entities such as certain tax-exempt organizations, pension funds and charitable trusts) own or are deemed to own (pursuant to certain constructive ownership rules) more than 50% of the stock of the corporation by value and (ii) at least 60% of the corporation’s adjusted ordinary gross income, as determined for U.S. federal income tax purposes, for such taxable year consists of PHC income (which includes, among other things, dividends, interest, certain royalties, annuities and, under certain circumstances, rents).

Depending on the date and size of our initial business combination, at least 60% of our adjusted ordinary gross income may consist of PHC income as discussed above. In addition, depending on the concentration of our stock in the hands of individuals, including the members of our sponsor and certain tax-exempt organizations, pension funds and charitable trusts, more than 50% of our stock may be owned or deemed owned (pursuant to the constructive ownership rules) by five or fewer such persons during the last half of a taxable year. Thus, no assurance can be given that we will not become a PHC following our initial public offering or in the future. If we are or were to become a PHC in a given taxable year, we would be subject to an additional PHC tax, currently 20%, on our undistributed PHC income, which generally includes our taxable income, subject to certain adjustments.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for blank check companies has changed in ways adverse to us and our officers and directors. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and consummate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post business combination entity’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our stockholders.

We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.05 per share or which approximates the per-share amounts in our trust account at such time, which is generally approximately $10.05. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable state law or the rules of Nasdaq or if we decide to hold a stockholder vote for business or other reasons. For instance, the Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except for as required by law, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Even if we seek stockholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the outstanding shares of our common stock do not approve of the business combination we consummate. Please see the section entitled “Proposed Business — Stockholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

If we seek stockholder approval of our initial business combination, our initial stockholders, officers, and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Unlike many other blank check companies in which the initial stockholders, officers and directors agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our initial stockholders, officers and directors have agreed to vote their founder shares, private placement shares, and any public shares purchased during or after our initial public offering, in favor of our initial business combination. Our initial stockholders will own 24.68% of our outstanding shares of common stock immediately following the completion of our initial public offering. As a result, in addition to the founder shares and private placement shares held by our sponsor and the 350,000 Representative shares held by I-Bankers, we would need 3,129,745, or approximately 31.3%, of the 10,000,000 public shares sold in our initial public offering, to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved (assuming the underwriters’ over-allotment option is not exercised). Furthermore, assuming only the minimum number of stockholders required to be present at the stockholders’ meeting held to approve our initial business combination are present at such meeting, in addition to the founder shares and private placement shares held by our initial stockholders and the 350,000 Representative shares held by I-Bankers, we would not need any of the 10,000,000 public shares sold as part of the units in our initial public offering, to be voted in favor of our initial business combination in order to have such transaction approved (assuming the underwriters’ over-allotment option is not exercised). In addition, in the event that our board of directors amends our bylaws to reduce the number of shares required to be present at a meeting of our stockholders, we would need even fewer public shares to be voted in favor of our initial business combination to have such transaction approved.

Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholders and I-Bankers agreed to vote their shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

At the time of your investment in us, you may not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. The amount of the M&A fee payable to I-Bankers will not be adjusted for any shares that are redeemed in connection with a business combination and such amount of the M&A fee is not available for us to use as consideration in an initial business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 both immediately before and after the consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 both immediately before and after the consummation of our initial business combination or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us. If we are able to consummate an initial business combination, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the M&A fee.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The amount of the M&A fee payable to I-Bankers will not be adjusted for any shares that are redeemed in connection with an initial business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure, or may incentivize us to structure a transaction whereby we issue shares to new investors and not to sellers of target businesses.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would optimize value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 18 months from the closing of our initial public offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.05 per share, or less than such amount in certain circumstances.

We must complete our initial business combination within 18 months from the closing of our initial public offering. We may not be able to find a suitable target business and complete our initial business combination within such time period. Furthermore, our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including the impact of events such as the wars involving Russia and Ukraine, and in the Middle East.

If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Nevada law to pay and adequately provide for the liabilities and obligations of the Company and the requirements of other applicable law. In such case, our public stockholders may only receive $10.05 per share and our rights will expire worthless. In certain circumstances, our public stockholders may receive less than $10.05 per share on the redemption of their shares.

If we seek stockholder approval of our initial business combination, our initial stockholders, directors, officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our initial stockholders, directors, executive officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares in such transactions. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our initial stockholders, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of a business combination that may not otherwise have been possible. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. However, in the event we conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, if our initial stockholders, directors, officers, I-Bankers, advisors or their affiliates were to purchase shares or units from public stockholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	the Company’s registration statement/proxy statement filed for its business combination transaction would disclose the possibility that the Company’s initial stockholders, directors, officers, I-Bankers, advisors or their or its respective affiliates may purchase shares from public stockholders outside the redemption process, along with the purpose of such purchases;

●	if the Company’s initial stockholders, directors, officers, I-Bankers, advisors or their or its respective affiliates were to purchase shares from public stockholders, they would do so at a price no higher than the price offered through the Company’s redemption process;

●	the Company’s registration statement/proxy statement filed for its business combination transaction would include a representation that any of the Company’s securities purchased by the Company’s initial stockholders, directors, officers, I-Bankers, advisors or their or its respective affiliates would not be voted in favor of approving the business combination transaction;

●	the Company’s initial stockholders, directors, officers, I-Bankers, advisors or their or its respective affiliates would not possess any redemption rights with respect to the Company’s securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	the Company would disclose in its Form 8-K, before to the Company’s security holder meeting to approve the business combination transaction, the following material items:

●	the amount of the Company’s securities purchased outside of the redemption offer by the Company’s initial stockholders, directors, officers, advisors or their affiliates, along with the purchase price;

●	the purpose of the purchases by the Company’s initial stockholders, directors, officers, I-Bankers, advisors or their or its respective affiliates;

●	the impact, if any, of the purchases by the Company’s initial stockholders, directors, officers, I-Bankers, advisors or their or its respective affiliates on the likelihood that the business combination transaction will be approved;

●	the identities of Company security holders who sold to the Company’s initial stockholders, directors, officers, advisors or their affiliates (if not purchased on the open market) or the nature of Company security holders (e.g., 5% security holders) who sold to the Company’s initial stockholders, directors, officers, I-Bankers, advisors or their or its respective affiliates; and

●	the number of Company securities for which the Company has received redemption requests pursuant to its redemption offer.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement units are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, we will have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold 15% or more of our common stock, you will lose the ability to redeem all such shares equal to or in excess of 15% of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated articles of incorporation provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to an aggregate of 15% or more of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our business combination. And as a result, you will continue to hold that number of shares equal to or exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.05 per share, on our redemption, and our rights will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the shares of common stock redeemed and, in the event we seek stockholder approval of our business combination, we make purchases of our common stock, the resources available to us for our initial business combination will potentially be reduced. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.05 per share on the liquidation of our trust account and our rights will expire worthless. In certain circumstances, our public stockholders may receive less than $10.05 per share upon our liquidation.

If the net proceeds of our initial public offering and the sale of the private placement units not being held in the trust account are insufficient to allow us to operate for at least 18 months following the closing of our initial public offering, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.05 per share, or less than such amount in certain circumstances, and our rights will expire worthless.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least 18 months following the closing of our initial public offering, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for at least 18 months following the closing of our initial public offering; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.05 per share on the liquidation of our trust account and our rights will expire worthless. In certain circumstances, our public stockholders may receive less than $10.05 per share upon our liquidation.

If the net proceeds of our initial public offering and the sale of the private placement units not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our business combination.

Of the net proceeds of our initial public offering and the sale of the private placement units, only approximately $1.08 million, were available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. None of our sponsor, members of our management team or any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the private placement units. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.05 per share on our redemption of our public shares, and our rights will expire worthless. In certain circumstances, our public stockholders may receive less than $10.05 per share upon our liquidation.

We may seek acquisition opportunities in companies that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.05 per share on the liquidation of our trust account and our rights will expire worthless. In certain circumstances, our public stockholders may receive less than $10.05 per share upon our liquidation.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our business combination with an affiliated entity, or our board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm that the price we are paying for a target is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.05 per share on the liquidation of our trust account and our rights will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.05 per share on the liquidation of our trust account and our rights will expire worthless. In certain circumstances, our public stockholders may receive less than $10.05 per share upon our liquidation.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our initial stockholders, executive officers and directors which may raise potential conflicts of interest.

In light of the involvement of our initial stockholders, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our initial stockholders, executive officers and directors. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Management — Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our initial stockholders, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Proposed Business — Effecting our initial business combination — Selection of a target business and structuring of our initial business combination” and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm, or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our executive officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

We will likely only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our initial business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

We may reincorporate in another jurisdiction in connection with an initial business combination and such reincorporation may result in taxes imposed on stockholders.

We may effect a business combination with a target company in another jurisdiction, reincorporate in the jurisdiction in which the target company or business is located or reincorporate in another jurisdiction. Such transactions may result in tax liability for a stockholder in the jurisdiction in which the stockholder is a tax resident (or in which its members are resident if it is a tax transparent entity), in which the target company is located, or in which we reincorporate. We do not intend to make any cash distribution to stockholders to pay such taxes. Stockholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We do not have a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 both immediately before and after the consummation of our initial business combination. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated articles of incorporation do not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 both immediately before and after the consummation of our initial business combination (such that we become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our initial stockholders, officers or directors, or their advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We have not selected any specific business combination target but intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of our initial public offering and the sale of the private placement units. As a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemption by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. Such additional financing may be in the form of PIPE transactions. These financing transactions are designed to ensure a return on investment to the investor in exchange for assisting the company in completing the business combination or providing sufficient liquidity to the post-combination company. These financing transactions may be significantly dilutive to the post-combination company, and represent the type of financing risk that is not associated with traditional IPOs.

In addition to cash needs described above, we will pay I-Bankers the M&A fee upon the consummation of our initial business combination in an aggregate amount equal to 3.5% of the gross proceeds from our initial public offering and we may pay I-Bankers a finder’s fee equal to 1.0% of the consideration issued to a target if the initial business combination is consummated with a target introduced by I-Bankers. These cash payments will be paid at the time of the business combination and will further increase the amount of cash we will need to complete our initial business combination.

We cannot assure you that additional financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.05 per share on the liquidation of our trust account, and our rights will expire worthless. In certain circumstances, our public stockholders may receive less than $10.05 per share upon our liquidation.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financial reporting standards depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Our search for a business combination, and any target business with which we ultimately consummate our initial business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic, and the status of the debt and equity capital markets.

The COVID-19 pandemic resulted in a widespread health crisis and adversely affected economies and financial markets in the U.S. and worldwide, and could continue to adversely affect the business of any potential target company with which we consummate a business combination. In addition, our ability to complete a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 or other global pandemics and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing, which may be impacted by COVID-19 or other global pandemics and other events, including as a result of increased market volatility decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Finally, the outbreak of COVID-19 or other global pandemics may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

Risks Relating to the Post-Business Combination Company

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

Because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

Because we are not limited to a particular industry, we may seek to complete a business combination with an operating company in any industry or sector. However, we are not, under our amended and restated articles of incorporation, permitted to effectuate our business combination with another blank check company or similar company with nominal operations. Because we have not yet identified or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’ operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following our initial public offering, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt; and

●	other disadvantages compared to our competitors who have less debt.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

●	rules and regulations regarding currency redemption;

●	laws governing the manner in which future business combinations may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots, civil disturbances, regime changes, political upheaval, terrorist attacks, natural disasters and wars;

●	deterioration of political relations with the United States; and

●	government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

If our management following our initial business combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, any or all of our management could resign from their positions as officers of the Company, and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Risks Relating to our Management and Directors

Past performance by our management team, including investments and transactions which they have participated in and businesses with which they have been associated, may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team is presented for informational purposes only. Any past experience and performance of our management team is not a guarantee either: (a) that we will be able to successfully identify a suitable candidate for our initial business combination; or (b) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record of our management team’s performance as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. The market price of our securities may be influenced by numerous factors, many of which are beyond our control, and our stockholders may experience losses on their investment in our securities.

We are dependent upon our executive officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals. We believe that our success depends on the continued service of our executive officers and directors, at least until we have completed our business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. In addition, our initial stockholders, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Certain of our executive officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us following our initial business combination and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Following the completion of our initial public offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our executive officers and directors are, or may in the future become, affiliated with entities that are engaged in business activities similar to those intended to be conducted by us following our initial business combination.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. For example, certain members of our management team presently has, and in the future may have, additional fiduciary or contractual obligations to other entities. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated articles of incorporation provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Management — Directors and Executive Officers,” “Management — Conflicts of Interest” and “Certain Relationships and Related Party Transactions.”

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our executive officers, directors, security holders and their respective affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our directors or executive officers, although we do not currently intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

Since our initial stockholders, including our sponsor, of which our executive officers and directors are members, will lose its entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

The founder shares held by our initial stockholders will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased 610,500 private placement units, for an aggregate purchase price of $6,105,000. All of the foregoing private placement units will also be worthless if we do not consummate our initial business combination. The personal and financial interests of our sponsor, of which our executive officers and directors are members, may influence our executive officers and directors motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 18-month anniversary of the closing of our initial public offering nears, which is the deadline for our completion of an initial business combination.

Since our initial stockholders, executive officers and directors will not be eligible to be reimbursed for their out-of-pocket expenses if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

At the closing of our initial business combination, our initial stockholders, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred in connection with activities on our behalf. These financial interests of our initial stockholders, executive officers and directors, may influence their motivation in identifying and selecting a target business combination and completing an initial business combination.

Risks Relating to Our Securities

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or rights, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated articles of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering or (B) with respect to any other provision relating to stockholders’ rights or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our business combination within 18 months from the closing of our initial public offering, subject to applicable law and as further described herein. Stockholders who do not exercise their rights to the funds in connection with an amendment to our articles of incorporation would still have rights to the funds in connection with a subsequent business combination. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or rights, potentially at a loss.

NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our common stock and rights are listed on Nasdaq. We cannot assure you that our securities will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

Holders of rights will not have redemption rights.

If we are unable to complete an initial business combination within the required time period and we redeem the funds held in the trust account, the rights will expire and holders will not receive any of the amounts held in the trust account in exchange for such rights.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.05 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. We are not aware of any product or service providers who have not or will not provide such waiver other than the underwriters of our initial public offering.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.05 per share initially held in the trust account, due to claims of such creditors. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.05 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. We have not asked our sponsor to reserve for such indemnification obligations, and our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the aggregate value of the assets held in the trust account such that the per share redemption amount received by public stockholders may be less than your anticipated per share redemption amount.

The funds in the trust account may be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act and that invest only in direct U.S. government obligations. While short-term U.S. government treasury bills currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated articles of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per share redemption amount that may be received by public stockholders.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.05 per share or (ii) other than due to the failure to obtain a waiver from a vendor waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.05 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the NRS, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. A claim against a stockholder may be brought so long as it is either: (i) commenced within 2 years after the date of the dissolution with respect to any remedy or cause of action in which the plaintiff learns, or in the exercise of reasonable diligence should have learned of, the underlying facts on or before the date of dissolution, or (ii) within three years after the date of dissolution with respect to any other remedy or cause of action. In order to dissolve the Company, the directors and stockholders will need to first approve the dissolution. Following approval, and after paying or adequately providing for the liabilities and obligations of the Company, the trustees of the dissolved Company may sell and distribute the remaining assets to the stockholders of the liquidated Company, in proportion to their interest therein. Under Nevada law, a stockholder is not liable for any claim against the Company in an amount in excess of such stockholder’s pro rata share of the claim or the amount so distributed to such stockholder in the dissolution, whichever is less. While the redemption of the Company’s public shares would occur prior to any dissolution, a court may still determine that the pro rata portion of our trust account distributed to our public stockholders upon the redemption of the Company’s public shares is a liquidation distribution under Nevada law. If a court were to make this determination, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more). The statute of limitations for claims of creditors could be up to three years.

We may not hold an annual meeting of stockholders until after our consummation of a business combination and you will not be entitled to any of the corporate protections provided by such a meeting.

In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. Under NRS 78.330, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with the Company’s bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus, we may not be in compliance with NRS 78.330, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of a business combination, they may attempt to force us to hold one by submitting an application to the county in which the registered office of the corporation is located in accordance with NRS 78.345. Until we hold an annual meeting of stockholders, public stockholders may not be afforded the opportunity to discuss company affairs with management. Accordingly, you may not have any say in the management of our company prior to the completion of an initial business combination.

The grant of registration rights to our initial stockholders and holders of our private placement units may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our common stock.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our initial public offering, our initial stockholders and their permitted transferees can demand that we register their shares of our common stock at the time of our initial business combination. In addition, holders of our private placement units (and underlying shares of common stock) and their permitted transferees can demand that we register the private placement units and the shares of common stock issuable upon exercise of the private placement units, and holders of securities that may be issued upon conversion of working capital loans may demand that we register such units or the common stock issuable upon exercise of such units. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the common stock owned by our initial stockholders, holders of our private placement units or holders of our working capital loans or their respective permitted transferees are registered.

We may issue additional shares of common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination, and any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated articles of incorporation authorize the issuance of up to 100,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share.

We may issue a substantial number of additional shares of common stock, and may issue shares of preferred stock, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our amended and restated articles of incorporation provide that we may not issue securities that can vote with common stockholders on matters related to our pre-business combination activity). The price at which we issue any shares may be lower than the price you paid for the units in our initial public offering or at a price lower than the trading price of our common stock at the time we commit to such issuance or at the actual issuance of such shares. However, our amended and restated articles of incorporation provide, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated articles of incorporation, like all provisions of our amended and restated articles of incorporation, may be amended with a stockholder vote. However, our initial stockholders, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated articles of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering or (B) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of investors in our initial public offering;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, common stock and/or rights.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to amend our amended and restated articles of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time period in which the company must consummate its initial business combination. We cannot assure you that we will not seek to amend our charter or governing instruments in order to effectuate our initial business combination.

Certain agreements related to our initial public offering may be amended without stockholder approval.

Certain agreements, including the underwriting agreement relating to our initial public offering, the investment management trust agreement between us and Continental Stock Transfer & Trust Company, the letter agreements and the registration rights agreement among us and our initial stockholders, executive officers and directors, and the administrative services agreement between us and an affiliate of our officers may be amended without stockholder approval. These agreements contain various provisions that our public stockholders might deem to be material. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Any such amendment may have an adverse effect on the value of an investment in our securities.

Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own 24.68% of our issued and outstanding shares of common stock. Accordingly, our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated articles of incorporation and approval of major corporate transactions. If our initial stockholders purchase any units in our initial public offering or additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their influence.

Our sponsor paid an aggregate of $3,000 for the founder shares, or approximately $0.0009 per founder share. As a result of this low initial price, our initial stockholders, including our sponsor, which includes our management team and advisors, stands to make a substantial profit even if an initial business combination subsequently declines in value or is unprofitable for our public stockholders.

As a result of the low acquisition cost of our founder shares, our initial stockholders, including our sponsor, which includes our management team and advisors could make a substantial profit even if we select and consummate an initial business combination with an acquisition target that subsequently declines in value or is unprofitable for our public stockholders. Thus, such parties may have more of an economic incentive for us to enter into an initial business combination with a riskier, weaker-performing or financially unstable business, or an entity lacking an established record of revenues or earnings, than would be the case if such parties had paid the full offering price for their founder shares.

We may amend the terms of the rights in a manner that may be adverse to holders of rights with the approval by the holders of at least 65% of the then outstanding rights.

Our rights will be issued in registered form under a rights agreement between Continental Stock Transfer & Trust Company, as rights agent, and us. The rights agreement provides that the terms of the rights may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding rights to make any change that adversely affects the interests of the registered holders of rights. Accordingly, we may amend the terms of the rights in a manner adverse to a holder if holders of at least 65% of the then outstanding rights approve of such amendment. Although our ability to amend the terms of the rights with the consent of at least 65% of the then outstanding rights is unlimited, examples of such amendments could be amendments to, among other things, adjust the conversion ratio of such rights.

Our rights and private placement rights may have an adverse effect on the market price of our common stock and make it more difficult to effectuate our initial business combination.

We issued rights that convert into 575,000 shares of common stock as part of the units offered in our initial public offering and, simultaneously with the closing of our initial public offering, we issued an aggregate of 610,500 private placement units at a price of $10.00 per unit in a private placement to our sponsor. In addition, if our sponsor makes any working capital loans, up to $1,500,000 of such loans may be convertible, at the option of the lender, into private placement units at a price of $10.00 per unit of the post business combination entity. To the extent we issue shares of common stock to effectuate a business combination, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of these rights and private placement rights could make us a less attractive acquisition vehicle to a target business. Such rights, if and when exercised, would increase the number of issued and outstanding shares of our common stock and reduce the value of the shares of common stock issued to complete the business combination. Therefore, our rights and private placement rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The nominal purchase price paid by our sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination.

We offered our units at an offering price of $10.00 per unit and the amount in our trust account is $10.05 per public share, implying an initial value of $10.05 per public share. However, prior to our initial public offering, our sponsor paid a nominal aggregate purchase price of $3,000 for the founder shares, or approximately $0.0009 per share. As a result, the value of your public shares may be significantly diluted upon the consummation of our initial business combination, due to the founder shares. For example, the following table shows the dilutive effect of the founder shares on the implied value of the public shares upon the consummation of our initial business combination, assuming that our equity value at that time is $111.55 million, which is the amount we would have for our initial business combination in the trust account after payment of $4.025 million for the M&A fee, none of the rights are converted into common stock, no interest is earned on the funds held in the trust account, and no public shares are redeemed in connection with our initial business combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our public shares, the business combination transaction costs, any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our private placement units. At such valuation, each of our shares of common stock would have an implied value of $7.08 per share upon consummation of our initial business combination, which would be a 29.2% decrease as compared to the initial implied value per public share of $10.00 (the price per unit in our initial public offering, assuming no value to the rights).

Public shares	11,500,000
Founder shares	3,243,590
Private placement shares	610,500
Representative shares	395,000
Total shares	15,749,090
Total funds in trust available for initial business combination (less the M&A fee)	$111,550,000
Initial implied value per public share	$10.05
Implied value per share upon consummation of initial business combination	$7.08

The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share.

Upon the closing of our initial public offering, our sponsor will have invested in us an aggregate of $6,108,000, comprised of the $3,000 purchase price for the founder shares and the $6,105,000 purchase price for the private placement units. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 3,243,590 founder shares, 610,500 shares of common stock underlying the private placement units and 30,525 shares of common stock to be issued upon conversion of the private placement rights would have an aggregate implied value of $38,846,150. Even if the trading price of our common stock was as low as $1.57 per share, the value of the founder shares and private placement securities would be approximately equal to our sponsor’s initial investment in us. As a result, our sponsor is likely to be able to recoup its investment in us and make a substantial profit on that investment, even if our public shares have lost significant value. Accordingly, our management team, which are members of our sponsor, may have an economic incentive that differs from that of the public stockholders to pursue and consummate an initial business combination rather than to liquidate and to return all of the cash in the trust to the public stockholders, even if that business combination were with a riskier or less-established target business. For the foregoing reasons, you should consider our management team’s financial incentive to complete an initial business combination when evaluating whether to redeem your shares prior to or in connection with the initial business combination.

The determination of the offering price of our units and the size of our initial public offering is more arbitrary than the pricing of securities and size of an offering of an operating company in a particular industry. You may have less assurance, therefore, that the offering price of our units properly reflects the value of such units than you would have in a typical offering of an operating company.

Prior to our initial public offering there has been no public market for any of our securities. The public offering price of the units and the terms of the rights were negotiated between us and the underwriters. In determining the size of our initial public offering, management held customary organizational meetings with the underwriters, both prior to our inception and thereafter, with respect to the state of capital markets, generally, and the amount the underwriters believed it reasonably could raise on our behalf. Factors considered in determining the size of our initial public offering, prices and terms of the units, including the common stock and rights underlying the units, include:

●	the history and prospects of companies whose principal business is the acquisition of other companies;

●	prior offerings of those companies;

●	our prospects for acquiring an operating business at attractive values;

●	a review of debt to equity ratios in leveraged transactions;

●	our capital structure;

●	an assessment of our management and their experience in identifying operating companies;

●	general conditions of the securities markets at the time of our initial public offering; and

●	other factors as were deemed relevant.

Although these factors were considered, the determination of our offering price is more arbitrary than the pricing of securities of an operating company in a particular industry since we have no historical operations or financial results.

Provisions in our amended and restated articles of incorporation and Nevada law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated articles of incorporation contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include the ability of the board of directors to designate the terms of and issue new series of preferred stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Nevada law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Forum selection provisions in our amended and restated articles of incorporation and Nevada law may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated articles of incorporation require, unless we consent in writing to the selection of an alternative forum, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the NRS or our amended and restated articles of incorporation or bylaws, or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine may be brought only in state court in the State of Nevada, except any claim (A) as to which the courts in the State of Nevada determines that there is an indispensable party not subject to the jurisdiction of the court (and the indispensable party does not consent to the personal jurisdiction of the court within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the courts in the State of Nevada, (C) for which the courts in the State of Nevada does not have subject matter jurisdiction, or (D) any action arising under the Securities Act, as to which the courts in the State of Nevada and the federal district court shall have concurrent jurisdiction. If an action is brought outside of Nevada, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Although we believe this provision benefits us by providing increased consistency in the application of Nevada law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.

Notwithstanding the foregoing, our amended and restated articles of incorporation provide that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Although we believe this provision benefits us by providing increased consistency in the application of Nevada law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers.

We have agreed that, subject to applicable law, any action, proceeding or claim against us arising out of or relating in any way to the rights agreement will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and we irrevocably submit to such jurisdiction, which jurisdiction will be the exclusive forum for any such action, proceeding or claim. This provision applies to claims under the Securities Act but does not apply to claims under the Exchange Act or any claim for which the federal district courts of the United States of America are the sole and exclusive forum.

Inflation Reduction Act of 2022 may result in the imposition of an excise tax on the Company and may decrease the value of our securities following our initial business combination, hinder our ability to consummate an initial business combination, and decrease the amount of funds available for distribution in connection with a liquidation.

On August 16, 2022, the Inflation Reduction Act of 2022 was signed into federal law. The Inflation Reduction Act provides for, among other things, a U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations, with certain exceptions. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. The U.S. Department of the Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax and, on December 27, 2022, released Notice 2023-2, which provides taxpayers with interim guidance on the 1% excise tax that may be relied upon until the U.S. Internal Revenue Service issues proposed Treasury regulations on such matter. Notice 2023-2 includes as one of its exceptions to the 1% excise tax, a distribution in complete liquidation of a “covered corporation” to which Section 331 of the Code applies (so long as Section 332(a) of the Code also does not apply). Consequently, we would not expect the 1% excise tax to apply if there is a complete liquidation of our public shares under Section 331 of the Code. Nonetheless, we are not permitted to use the proceeds placed in the trust account and the interest earned thereon to pay any excise taxes or any other similar fees or taxes in nature that may be imposed on the company pursuant to any current, pending or future rules or laws, including without limitation any excise tax imposed under the Inflation Reduction Act on any redemptions or stock buybacks by our company.

In addition, certain exceptions apply to the excise tax. Because we are a Nevada corporation and our securities will trade on Nasdaq following the date of this prospectus, we will be a “covered corporation” within the meaning of the Inflation Reduction Act following our initial public offering and while not free from doubt, it is possible that the excise tax will apply to any redemptions of our common stock, including redemptions in connection with an initial business combination, unless an exemption is available. Whether and to what extent the Company would be subject to the excise tax in connection with a business combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, extension or otherwise, (ii) the structure of a business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a business combination (or otherwise issued not in connection with a “business combination” but issued within the same taxable year of a business combination) and (iv) the content of regulations and other guidance from the Treasury. As noted above, the excise tax would be payable by the repurchasing corporation, and not by the redeeming holder, and only preliminary guidance on the mechanics of any required reporting and payment of the excise tax has been issued to date. In Announcement 2023-18, the IRS confirmed that no taxpayer is required to report the excise tax on any returns filed with the IRS, or to make any payments of such tax, before the time specified in forthcoming regulations. The imposition of the excise tax on us as a result of redemptions by us could, however, reduce the amount of cash available to pay redemptions or reduce the cash available to the target business in connection with our initial business combination, which could cause investors in our securities who do not redeem or the other shareholders of the combined company to economically bear the impact of such excise tax.

General Risks

We are a company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a company with no operating results, and we did not commence operations until obtaining funding through our initial public offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.

There is currently uncertainty concerning the applicability of the Investment Company Act to a special purpose acquisition company such as the Company, and we may in the future be subject to a claim that we have been operating as an unregistered investment company. If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including, without limitation, restrictions on the nature of our investments, and restrictions on the issuance of our securities, each of which may make it difficult for us to complete our business combination and instead be required to liquidate. If we are required to liquidate, our investors would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and rights following such a transaction, and our rights would expire worthless. In addition, we may have imposed upon us burdensome requirements, including, without limitation, registration as an investment company; adoption of a specific form of corporate structure; and reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations to which they are not currently subject.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), we may, in our own discretion, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government securities or money market funds held in the trust account and thereafter, until the earlier of consummation of our initial business combination or liquidation, to hold all funds in the trust account in an interest bearing bank demand deposit account, which may earn less interest than we otherwise would have if the trust account had remained invested in U.S. government securities or money market funds. This may mean that the amount of funds available for redemption would not increase, or would only minimally increase, thereby reducing the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act.

Notwithstanding the above, under the subjective test of an “investment company” pursuant to Section 3(a)(1)(A) of the Investment Company Act, even if the funds deposited in the trust account were invested in the assets discussed above, there is still a risk that we could be deemed an investment company and subject to the Investment Company Act. In addition, the longer that the funds in the trust account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. If our facts and circumstances change over time, we will update our disclosure in future filings with the SEC to reflect how those changes impact the risk that we may be considered to be operating as an unregistered investment company.

Our initial public offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated articles of incorporation (A) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within the combination period; (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within the combination period, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. Stockholders who do not exercise their redemption rights in connection with an amendment to our articles of incorporation would still be able to exercise their redemption rights in connection with a subsequent business combination. If we do not invest the proceeds as discussed above, we may be deemed to be an investment company and this to be subject to the Investment Company Act.

We are aware of litigation against certain SPACs asserting that, notwithstanding the foregoing, those special purpose acquisition companies should be considered investment companies. Although we believe that these claims are without merit, we cannot guarantee that we will not be considered an investment company and thus be subject to the Investment Company Act.

In the adopting release for the 2024 SPAC Rules (as defined below), the SEC provided guidance that a SPAC’s potential status as an “investment company” depends on a variety of factors, such as a SPAC’s duration, asset composition, business purpose and activities and “is a question of facts and circumstances” requiring individualized analysis. If we were deemed to be subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. Unless we are able to modify our activities so that we would not be deemed an investment company, we would either register as an investment company or wind down and abandon our efforts to complete an initial business combination and instead liquidate the Company. As a result, our public shareholders may receive only approximately $10.05 per public share, or less in certain circumstances, on the liquidation of our trust account and would be unable to realize the potential benefits of an initial business combination, including the possible appreciation of the combined company’s securities.

An investment in our initial public offering may result in uncertain or adverse U.S. federal income tax consequences.

An investment in our initial public offering may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units we are issuing in our initial public offering, the allocation an investor makes with respect to the purchase price of a unit among the share of common stock and the right included in each unit could be challenged by the Internal Revenue Service (“IRS”) or the courts. It is unclear whether the redemption rights with respect to our shares of common stock suspend the running of a U.S. holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of common stock is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividends” for U.S. federal income tax purposes. See the section titled “United States Federal Income Tax Considerations” for a summary of certain material U.S. federal income tax consequences of an investment in our securities. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

Market conditions, economic uncertainty or downturns could adversely affect our business, financial condition, operating results and our ability to consummate a business combination.

In recent years, the United States and other markets have experienced cyclical or episodic downturns, and worldwide economic conditions remain uncertain, including as a result of the ongoing COVID-19 pandemic, supply chain disruptions, the Ukraine-Russia conflict, conflicts in the Middle East, instability in the U.S. and global banking systems, rising fuel prices, increasing interest rates or foreign exchange rates and high inflation and the possibility of a recession.

A significant downturn in economic activity, particular affecting the real estate market, may cause potential targets to react by reducing their capital and operating expenditures in general or by specifically reducing their spending on their real estate development plans and related technologies.

We cannot predict the timing, strength, or duration of any economic slowdown or any subsequent recovery generally, or in any industry. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, and operating results and our ability to consummate a business combination could be adversely affected. For example, in January 2023, the outstanding national debt of the U.S. government reached its statutory limit. The U.S. Treasury Department has announced that, since then, it has been using extraordinary measures to prevent the U.S. government’s default on its payment obligations, and to extend the time that the U.S. government has to raise its statutory debt limit or otherwise resolve its funding situation. The failure by Congress to raise the federal debt ceiling could have severe repercussions within the U.S. and to global credit and financial markets. If Congress does not raise the debt ceiling, the U.S. government could default on its payment obligations, or experience delays in making payments when due. A payment default or delay by the U.S. government, or continued uncertainty surrounding the U.S. debt ceiling, could result in a variety of adverse effects for financial markets, market participants and U.S. and global economic conditions. In addition, U.S. debt ceiling and budget deficit concerns have increased the possibility a downgrade in the credit rating of the U.S. government and could result in economic slowdowns or a recession in the U.S. Although U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States as a result of disputes over the debt ceiling. The impact of a potential downgrade to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect economic conditions, as well as our business, financial condition, operating results and our ability to consummate a business combination.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

On January 24, 2024, the SEC issued final rules (the “2024 SPAC Rules”), effective as of July 1, 2024. The 2024 SPAC Rules, among other items, impose additional disclosure requirements in initial public offerings by SPACs and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and could impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. The 2024 SPAC Rules may materially adversely affect our business, including our ability to negotiate and complete, and the costs associated with, our initial business combination, and results of operations.

A market for our securities and a market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions, including as a result of the COVID-19 pandemic. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

We are an emerging growth company within the meaning of the Securities Act, and are taking advantage of certain exemptions from disclosure requirements available to emerging growth companies, which could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we are taking advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending September 30, 2025. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We have no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk, which may make us susceptible to heightened cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there is any. We have not encountered any cybersecurity incidents since our IPO.

ITEM 2. PROPERTIES

We currently maintain our executive offices at 2500 N Military Trail, Suite 160-A, Boca Raton, FL 33431. Previously, the cost for this space is included in the $5,000 per month fee that was paid to Christy Albeck, our Chief Financial Officer, for office space, utilities, secretarial support and other administrative and consulting services. We believe that the amount we will pay under the administrative services agreement is comparable to the cost of similar services that we could obtain from unaffiliated persons. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock and rights are traded on the NASDAQ under the symbols “IBAC” and “IBACR,” respectively. Our units commenced public trading on March 28, 2024. Our shares of common stock and rights began separate trading on May 1, 2024, and our units ceased trading on such separation date.

Holders

As of December 24, 2024, there were five holders of record for our shares common stock and one holder of record of our rights.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any cash dividends subsequent to a business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offering

On March 28, 2024, we consummated our initial public offering (“IPO”) of 11,500,000 units, including the issuance of 1,500,00 units as a result of the underwriters’ exercise of their over-allotment option in full. The units were sold at a price of $10.00 per unit, generating gross proceeds of $115,000,000.

Simultaneously with the closing of the IPO, pursuant to certain subscription agreements, we completed a private sale of an aggregate of 610,500 private placement units (the “Private Placement Units”) to our sponsor at a purchase price of $10.00 per private placement unit, generating gross proceeds to the Company of $6,105,000. The Private Placement Units are identical to the Units sold in the IPO except that the Private Placement Units are not transferable, assignable, or salable until 30 days after the completion of the Company’s initial business combination. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

I-Bankers was the representative of the several underwriters. The securities sold in the IPO were registered under the Securities Act on registration statements on Form S-1 (No. 333-275650). The SEC declared the registration statement effective on March 25, 2024.

We paid a total of $450,000 in underwriting discounts and commissions and $438,795 for other costs and expenses related to the IPO. I-Bankers, representative of the several underwriters in the IPO, received a portion of the underwriting discounts and commissions related to the IPO. After deducting the underwriting discounts and commissions and incurred offering costs, the total net proceeds from our IPO and the sale of the private placement warrants was $121,105,000, of which $115,575,000 (or $10.05 per unit sold in the IPO) was placed in the trust account. Other than as described above, no payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the year ended September 30, 2024.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 7, 2020 (inception) through September 30, 2024 were organizational activities, those necessary to prepare for the initial public offering (defined below), and subsequent to the initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended September 30, 2024, we had a net income of $1,867,387, which consists of interest income on investments held in the trust account of $3,026,873 offset by provision for income taxes of $635,512 and operating costs of $523,974.

For the year ended September 30, 2023, we had a net loss of $6,844, which consists of operating costs.

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

For the year ended September 30, 2024, cash used in operating activities was $820,959. Net income of $1,867,387 was impacted by interest earned on marketable securities held in the trust account of $3,026,873 and changes in operating assets and liabilities of $338,527.

For the year ended September 30, 2023, cash used in operating activities was $207. Net loss of $6,844 was impacted by changes in operating assets and liabilities of $6,637.

As of September 30, 2024, we held cash in the Trust Account of $118,601,873. The Trust Account can only be invested in U.S. government treasury obligations with a maturity of 185 days or less or interests in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2024, we had cash of $822,799. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies as of September 30, 2024.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020 06, “Debt—Debt with Conversion and Other Options (Subtopic 470 20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815 40)” (“ASU 2020 06”), to simplify certain financial instruments. ASU 2020 06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020 06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020 06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020 06 as of January 1, 2024. There was no effect to the Company’s presented financial statements.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the independent registered public accounting firm’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Consolidated Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level, due to segregation of duties, lack of supervision and review and limited if any documentation around controls, and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended September 30, 2024 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Controls Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

During the period covered by this Annual Report, none of the Company’s directors or executive officers has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and officers are as follows:

Name	Age	Title
Adelmo “Al” Lopez	59	Chairman and Chief Executive Officer
Christy Albeck	70	Chief Financial Officer
John Joyce	70	Vice Chairman
Silvia Panigone	52	Director
Jian Zhang	41	Director

Adelmo “Al” Lopez — Chairman and Chief Executive Officer

Mr. Lopez has served as Chairman and CEO of the company since September 2023. Mr. Lopez founded Finca Terrerito, now Alma Coffee, LLC, in 2008 and is its Chairman and Chief Executive Officer. Alma Coffee, roasts and wholesales premium coffees from Latin America. From 2008-2017, Mr. Lopez was also a member of Gerson Lehrman Consulting Group. Prior to that, from 2006-2008 he was President and Chief Executive Officer of Blair Corporation, a $400+ million multi-channel direct marketer of apparel and home goods. He served in several capacities including as Group General Manager of Russell Corporation, a $1.4 billion athletic and activewear company from 2004-2006. Earlier positions include: Chief Financial Officer of Dole Fresh Fruit International, a $1.6 billion subsidiary of Dole Food Company, Regional Vice President of Frito Lay, Inc., and in two divisional Chief Financial Officer roles with Sara Lee Corporation. Mr. Lopez is a certified public accountant and began his business career with Coopers & Lybrand. He also served in the United States Army. Mr. Lopez earned a Bachelor of Science degree in Accounting from the University of Illinois in Chicago and a Master of Business Administration from the Owen Graduate School of Management at Vanderbilt University. We believe Mr. Lopez is well qualified to serve as a director due to his executive management and senior leadership experience and his accounting background.

Christy Albeck — Chief Financial Officer

Ms. Albeck has served as CFO of the company since January 2024. Ms. Albeck has over 30 years of experience operating as an outsourced CFO in venture backed public and private companies. From November 1987 to March 2022, Ms. Albeck served as Founder and CEO of Albeck Financial Services, a consulting firm specializing in pre-audit work for international and domestic public companies and private companies in the process of going public. Ms. Albeck is currently a Partner at Calabrese Consulting, a Financial Accounting and Advisory Services firm that acquired Albeck Financial Services in March 2022. Ms. Albeck has expertise in financial due diligence and SEC reporting, having provided consulting and advisory services for over 125 SPACs. Ms. Albeck holds a Bachelor of Science in Accounting from the University of Houston.

John Joyce — Vice Chairman

Mr. Joyce has served as Vice Chairman of the Company since December 2023. Mr. Joyce is the former Chief Financial Officer of IBM. He was also President of Asia Pacific and Head of Global Services at IBM. He was instrumental in the successful reengineering of IBM’s worldwide business, including the sale of the hard disk drive (HDD) business to Hitachi, the sale of the PC business to Lenovo, and the acquisition of PW Consulting from PriceWaterhouse. During his time at IBM from September 1977 to June 2007, Mr. Joyce was responsible for 150,000 employees and nearly $50 billion of revenue. Mr. Joyce served as a Managing Director of SilverLake Partners, the world’s largest technology focused PE fund. From June 2007 to May 2012, Mr. Joyce served as a member of the investment committee and was leader of the firm’s value creation team. Mr. Joyce has also served on the boards of HP, Avago (Broadcom), Bertelsmann AG, Intelsat, Gartner and Sabre. Mr. Joyce holds a Bachelor of Arts from Montclair State University, and an MBA from Fairleigh Dickinson University. We believe Mr. Joyce is well qualified to serve as a director due to his executive leadership experience in the technology industry.

Silvia Panigone — Director

Ms. Panigone has served as director of the company since October 2023. With more than 25 years’ experience in private and public companies and several Board positions, Ms. Panigone combines a profound understanding of corporate finance and private investments with a deep knowledge of drugs and devices development processes. Ms. Panigone is Founder of ADYA, a company focused on corporate strategy counseling, interim management, deal structuring, and capital raising at a global level. Ms. Panigone is currently also acting as CEO of Inhalis Therapeutics, a Swiss biotech developing inhaled drugs for life-threatening diseases. From February 2021 to November 2022 she served as Chief Operating Officer at NLS Pharmaceutics Ltd., a Swiss biotech listed on the NASDAQ. Ms. Panigone was a former Managing Director at I-Bankers Direct, an equity funding web-platform, from May 2013 to December 2015 and Advisor for I-Bankers Securities group, a US investment bank, from November 2014 to December 2015. She formerly served as Investment Director at BSI Healthcapital, a VC firm focused on life sciences, and she was responsible for venture investments and for the set-up of clients’ dedicated vehicles in the Merchant division of a Swiss bank (BSI/EGF bank). Ms. Panigone spent her first years as oncology researcher in Academia in Italy and the US. She possesses a Molecular Biology degree, a Ph.D. in Molecular Oncology and an executive MBA (EMBA) at SDA Bocconi. We believe Ms. Panigone is well qualified to serve as a director due to her corporate finance background and experience.

Jian Zhang — Director

Mr. Zhang has served as director of the company since October 2023. Mr. Zhang has significant experience in designing, developing and operating messaging platforms and investing in the informational, biological, block-chain and consumer technology industries. He is currently a director at many technology and investment firms, including Yunnan Jimaoxin Information Technology Co., Ltd., Shenzhen Zenyi Tonglian Technology Co., Ltd. and Zhuhai Meining Technology Co., Ltd. Since August 2015, he has been the Chief Executive Officer and the Managing Partner of Yunnan Xiaosen Venture Capital Co., Ltd., a fund active in angel-round capital raising for internet and social media startups. Since August 2017, Mr. Zhang has also been the Chief Executive Officer and Director of Hangzhou Hechuang Investment Management Co., Ltd., a fund investing in the processing, supply chain and retail channels related to agricultural products. Mr. Zhang is Chief Executive Officer and Chairman of Distoken Acquisition Corp. (NASDAQ: DIST), a special purpose acquisition company which completed its initial public offering in February 2023. Mr. Zhang is the former Chief Executive Officer of Tongzheng Huilian Technology (Beijing) Co., Ltd., a high-tech company focusing on the development and application of blockchain technology. From January 2005 to August 2018, he served as the Chief Executive Officer at Kunming Limit Technology Company Limited, a high-tech company mainly engaged in the development of mobile communication technology. Mr. Zhang graduated from Guangdong Ocean University with a Bachelor of Engineering. We believe Mr. Zhang is well qualified to serve as a director due to his investment and operational experience in the Internet and communication industry.

Feng Xiangkun — Advisor

Mr. Feng will serve as an Advisor to the Company upon the effective date of the registration statement of which this prospectus forms a part. Mr. Feng has extensive experience in corporate capital strategy, IPO incubation, private equity, securities funds, legal risk control, and market value management of listed companies, and more than 12 years of experience investing in leading enterprises of listed companies. Mr. Feng currently serves as Chairman at YuanDeKun Investment Group Co., Ltd. From July 2009 to July 2010 he served as a Securities Analyst at State Grid Yingda. From January 2011 to March 2015, Mr. Feng advised high net worth individuals on asset management. From April 2015 to September 2019 he served as Fund Manager for YuanDeKun Private Equity Fund Management (Nanjing) Co. Mr. Feng graduated from Xiamen University in 2010 with a Bachelor of Social Work and Management.

Number of Officers and Directors

Our board of directors consists of four directors. We may not hold an annual meeting of stockholders until after we consummate our initial business combination. Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate.

Director Independence

The Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors have determined that Mr. Joyce, Ms. Panigone, and Mr. Zhang are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Executive Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Until the earlier of consummation of our initial business combination and our liquidation, beginning at the time of the IPO closing, we will pay Christy Albeck, our Chief Financial Officer, a total of up to $5,000 per month for office space, utilities, secretarial support and other administrative and consulting services. Our executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our initial stockholders, officers, directors or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined by a compensation committee constituted solely by independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below. Our audit committee, compensation committee and nominating and corporate governance committee is composed solely of independent directors.

Audit Committee

The members of our audit committee are Silvia Panigone, Jian Zhang, and John Joyce. John Joyce serves as chair of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members on the audit committee. The rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Silvia Panigone, Jian Zhang, and John Joyce qualify as independent directors under applicable rules. Each member of the audit committee is financially literate and our board of directors has determined that Dr. Chung qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent registered accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent registered accounting firm;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered accounting firm describing (i) the independent registered accounting firm’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The members of our Compensation Committee are Silvia Panigone, Jian Zhang, and John Joyce. John Joyce serves as chair of the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members on the compensation committee, all of whom must be independent.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance are Silvia Panigone, Jian Zhang, and John Joyce. John Joyce serves as chair of the nominating and corporate governance committee.

The primary purposes of our nominating and corporate governance committee will be to assist the board in:

●	identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;

●	developing, recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The nominating and corporate governance committee is governed by a charter that complies with the rules of Nasdaq.

Director Nominations

Our nominating and corporate governance committee will recommend to the board of directors candidates for nomination for election at the annual meeting of the stockholders. The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders).

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our form of Code of Ethics and our audit committee charter as exhibits to the registration statement we filed in connection with our initial public offering. You are able to review these documents by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

In general, officers and directors of a corporation incorporated under the laws of the State of Nevada are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

In relation to the foregoing, our amended and restated articles of incorporation provides that:

●	we renounce any interest or expectancy in, or being offered an opportunity to participate in, any business opportunities that are presented to us or our officers or directors or stockholders or affiliates thereof, including but not limited to, our initial stockholders and their affiliates, except as may be prescribed by any written agreement with us; and

●	our officers and directors will not be liable to our company or our stockholders for monetary damages for breach of any fiduciary duty by reason of any of our activities or any of our initial stockholders or their affiliates to the fullest extent permitted by Nevada law.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor these fiduciary obligations under applicable law. Our amended and restated articles of incorporation provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

The following table summarizes the relevant pre-existing fiduciary or contractual obligations of our officers and directors:

Individual	Entity	Position at affiliated entity
Adelmo “Al” Lopez	Finca Terrerito/Alma Coffee LLC	Chairman & Chief Executive Officer

	Worldwide Business Advisory Services LLC	Chairman & Founder

Christy Albeck	Albeck Financial Services Inc.	Founder & Chief Executive Officer

	Calabrese Consulting	Partner

Silvia Panigone	ADYA Consulting SAGL	Chief Executive Officer & Founder

	NLS Pharmaceutics	Chief Operating Officer

	Inhalis Therapeutics SA	Chief Executive Officer

	Teoresi SPA	Board Member

	Outcome Capital	Managing Director & Advisor

Jian Zhang	Yunnan Xiaosen Venture Capital Co., Ltd	Chief Executive Officer

	Hangzhou Hechuang Investment Management Co., Ltd	Chief Executive Officer

	Yunnan Jimaoxin Information Technology Co., Ltd	Director

	Shenzhen Zenyi Tonglian Technology Co., Ltd	Director

	Zhuhai Meining Technology Co., Ltd	Director

	Distoken Acquisition Corporation	Chairman & Chief Executive Officer

John Joyce	NetX Fund	Executive Chairman

	Globality, Inc.	Director

	St. Thomas Aquinas Academy	Vice Chairman

Our initial stockholders, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates.

Any such companies may present additional conflicts of interest in pursuing an acquisition target. However, we do not currently expect that any such other special purpose acquisition company would materially affect our ability to complete our initial business combination. In addition, our initial stockholders, officers and directors, are not required to commit any specified amount of time to our affairs, and, accordingly, may have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence.

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	Our sponsor subscribed for founder shares prior to the date of this prospectus and will purchase private placement units in a transaction that will close simultaneously with the closing of our initial public offering.

●	Our initial stockholders and I-Bankers have agreed to waive their redemption rights with respect to their founder shares, private placement shares, Representative shares and any public shares they hold in connection with the consummation of our initial business combination. Additionally, our initial stockholders and I-Bankers have agreed to waive their redemption rights with respect to their founder shares, private placement shares and Representative shares if we fail to consummate our initial business combination within 18 months after the closing of our initial public offering, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold.

If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement units will be used to fund the redemption of our public shares, and the private placement units (and its underlying securities) will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial stockholders until the earlier of (1) six months after the completion of our initial business combination and (2) the date on which we consummate a liquidation, merger, capital stock exchange, reorganization, or other similar transaction after our initial business combination that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lock-up. With certain limited exceptions, the private placement units and the securities underlying such units will not be transferable, assignable or salable by our initial stockholders until 30 days after the completion of our initial business combination. The private placement units attributable to members of our sponsor who are associated persons of I-Bankers, the representative of the underwriters, will be further subject to certain limitations imposed by FINRA Rule 5110. Since our initial stockholders and officers and directors may directly or indirectly own common stock, rights and private placement units (including its underlying securities) following our initial public offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from such individuals or an affiliate of our sponsor, officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be, at the option of the lender, convertible into placement units at a price of $10.00 per unit but not sooner than 60 (sixty) days after the effectiveness of the registration statement of which this prospectus forms a part. Such units would be identical to the private placement units.

●	Our initial stockholders, officers and directors may be owed reimbursement for expenses incurred in connection with certain activities on our behalf which would only be repaid if we complete an initial business combination.

●	Our officers and directors may be paid consulting, finder or success fees for assisting us in consummating our initial business combination.

The conflicts described above may not be resolved in our favor.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our initial stockholders, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm, or from an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view.

In the event that we submit our initial business combination to our public stockholders for a vote, our initial stockholders have agreed to vote their founder shares, private placement shares, and any public shares purchased in or after our initial public offering in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated articles of incorporation provide that our officers and directors will be indemnified by us to the fullest extent authorized by Nevada law, as it now exists or may in the future be amended. In addition, our amended and restated articles of incorporation provide that our directors will not be personally liable for monetary damages to us for breaches of their fiduciary duty as directors, except to the extent such exemption from liability or limitation thereof is not permitted by the NRS.

We entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to maintain insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Nevada law would permit such indemnification. We have obtained a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Until the earlier of consummation of our initial business combination and our liquidation, beginning on the closing date of our initial public offering, we had agreed to pay Christy Albeck a total of $5,000 per month for office space, utilities, secretarial support and other administrative and consulting services. Our executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined by a compensation committee constituted solely by independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of December 24, 2024 based on information obtained from the persons named below, with respect to the beneficial ownership of our shares of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

Common Stock
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Common Stock(3)
Adelmo “Al” Lopez(4)	—	—
Christy Albeck(4)	—	—
Silvia Panigone(4)	—	—
Jian Zhang(4)	—	—
John Joyce(4)	—	—
All directors and executive officers as a group (5 individuals)	—	—
5% Holders
I-B Good Works 4, LLC	2,837,576	18.0%
James Michael McCrory(5)	1,016,514	6.5%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals c/o I-B Good Works 4, LLC, 1200 N Federal Highway, Suite 215, Boca Raton, FL 33432.

(2)	Interests shown consist solely of founder shares.

(3)	Based on 15,749,090 shares of common stock outstanding.

(4)	Our officers and directors are members of our sponsor, I-B Good Works 4, LLC, and indirectly hold interests in the Company as follows: Al Lopez holds a 4.62% equity interest, which represents the right to receive 150,000 founder shares; Christy Albeck holds a 2.31% equity interest, which represents the right to receive 75,000 founder shares; Silvia Panigone holds a 1.54% equity interest, which represents the right to receive 50,000 founder shares; Jian Zhang holds a 1.54% equity interest, which represents the right to receive 50,000 founder shares; and John Joyce holds a 3.08% equity interest, which represents the right to receive 100,000 founder shares. In addition to the interest held by Jian Zhang representing the right to receive founder shares, Jian Zhang, through an affiliate, holds a 26.8% equity interest in our sponsor, which represents the right to receive 869,565 founder shares and 200,000 private placement units. Each of our officers and directors disclaims any beneficial ownership other than to the extent of his or her pecuniary interest in our sponsor.

(5)	On February 28, 2024 the sponsor distributed 1,016,514 founder shares to one of its members, James Michael McCrory, resulting in Mr. McCrory holding his founder shares directly rather than indirectly through the sponsor.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On September 2, 2020, our sponsor subscribed to purchase an aggregate of 4,312,500 founder shares for a subscription price of $3,000. Prior to the above investment in the company, we had no assets, tangible or intangible. On October 26, 2023, our sponsor agreed to surrender an aggregate of 1,068,910 shares of our common stock for no consideration, which were cancelled, resulting in our sponsor holding an aggregate of 3,243,590 founder shares.

Our sponsor purchased an aggregate of 610,500 private placement units, at a price of $10.00 per unit ($6,105,000 in the aggregate), in a private placement that closed simultaneously with the closing of our initial public offering. The private placement units (including the shares of common stock issuable upon exercise of the private placement units) may not, subject to certain limited exceptions, be transferred, assigned, or sold until 30 days after the completion of our initial business combination.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our executive officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

From October 2023 through January 2024, the Company’s sponsor entered into six subscription agreements to sell membership interests in the sponsor to the Company’s management, directors and director nominees. The membership interests represent the indirect equivalent of 500,000 founders shares which equates to 15.4% of the 3,243,590 founders shares (with over-allotment) issued and outstanding. The total purchase price paid for the membership interests was $2,500.

On January 22, 2024, one of the subscription agreements representing an indirect equivalent of 100,000 founders shares or 3.08% of the 3,243,590 founders shares (with over-allotment) issued and outstanding was terminated and $500 was paid to the subscriber as a result of the termination of the agreement.

We entered into an Administrative Services Agreement pursuant to which we pay Christy Albeck, our Chief Financial Officer, a total of $5,000 per month for office space, utilities, secretarial support and other administrative and consulting services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 18 months, Christy Albeck will be paid a total of $90,000 ($5,000 per month) for office space, utilities, secretarial support and other administrative and consulting services and will be entitled to be reimbursed for any out-of-pocket expenses.

Our initial stockholders, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be, at the option of the lender, convertible into units at a price of $10.00 per unit of the post business combination entity. The units would be identical to the private placement units. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor or certain officers and directors as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We have engaged I-Bankers in connection with our business combination to assist us in holding meetings with our stockholders to discuss the potential business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with our initial business combination, assist us in obtaining stockholder approval for the business combination and assist us with our press releases and public filings in connection with the business combination. The scope of engagement excludes identifying and/or evaluating possible acquisition candidates. Pursuant to our agreement with I-Bankers, the M&A fee payable to I-Bankers will be 3.5% of the gross proceeds of our initial public offering. If a business combination is consummated with a target introduced to us by I-Bankers, we will also pay I-Bankers a finder fee equal to 1% of the consideration issued to the target.

We may pay consulting, finder or success fees to our initial stockholders, officers, directors or their affiliates for assisting us in consummating our initial business combination. Other than these consulting, finder or success fees, no compensation of any kind will be paid by us to our initial stockholders, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our initial stockholders, officers, directors or our or their affiliates.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive officer and director compensation.

We entered into a registration rights agreement with respect to the founder shares and private placement units (and underlying securities).

Policy for Approval of Related Party Transactions

The audit committee of our board of directors has adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its stockholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or executive officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Malone Bailey, acts as our independent registered public accounting firm. The following is a summary of fees paid to MaloneBailey for services rendered.

Audit Fees. For the year ended September 30, 2024 and 2023, fees were approximately $90,000 and $0, for the services MaloneBailey performed in connection with our initial public offering, review of the financial information included in our Quarterly Reports on Form 10-Q for the respective periods and the audit of our September 30, 2024 and 2023 financial statements included in this Annual Report.

Audit-Related Fees. For the year ended September 30, 2024 and 2023, MaloneBailey did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended September 30, 2024 and 2023, MaloneBailey did not render tax compliance, tax advice and tax planning services.

All Other Fees. For the year ended September 30, 2024 and 2023, MaloneBailey did not render any services to us other than those set forth above.

UHY LLP, acted as our independent registered public accounting firm. The following is a summary of fees paid to UHY LLP for services rendered.

Audit Fees. For the year ended September 30, 2024 and 2023, fees were approximately $50,000 and $0, for the services UHY LLP performed in connection with our initial public offering, review of the financial information included in our Quarterly Reports on Form 10-Q for the respective periods and the audit of our September 30, 2024 and 2023 financial statements included in this Annual Report.

Audit-Related Fees. For the year ended September 30, 2024 and 2023, UHY LLP did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended September 30, 2024 and 2023, UHY LLP did not render any services to us other than those set forth above.

All Other Fees. For the year ended September 30, 2024 and 2023, UHY LLP did not render any services to us other than those set forth above.

Pre-Approval Policy

Our audit committee was formed in connection with the effectiveness of our registration statement for our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all audit services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENTS

a.	Documents filed as part of this Report

1.	Consolidated Financial Statements

The financial statements and notes thereto which are attached hereto have been included by reference into Item 8 of this part of the annual report on Form 10-K. See the Index to Consolidated Financial Statements.

2.	Consolidated Financial Statement Schedules

All schedules are omitted because they are inapplicable or not required or the required information is shown in the financial statements or notes thereto.

3.	Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed March 29, 2024)
3.4	Bylaws (incorporated by reference to Exhibit 3.2 of the Form S-1 file no 333-275650)
4.2	Rights Agreement, dated March 25, 2024, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed with the SEC on March 29, 2024)
4.3 *	Description of Registrant’s Securities
10.1	Letter Agreement, dated March 25, 2024, by and among the Company, I-B Good Works 4, LLC, James Michael McCrory, I-Bankers Securities, Inc., IB Capital LLC, and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on March 29, 2024)
10.2	Investment Management Trust Agreement, dated March 25, 2024, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed with the SEC on March 29, 2024)
10.3	Registration Rights Agreement, dated March 25, 204, among the Company and certain security holders (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K, filed with the SEC on March 29, 2024)
10.4	Form of Private Placement Units Purchase Agreement between the Registrant and the parties thereto (incorporated by reference to Exhibit 10.4 of the Form S-1 file no 333-275650)
10.5	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 of the Form S-1 file no. 333-333-275650)
10.6	Administrative Services Agreement, dated January 24, 2024, by and between the Company and Christy Albeck (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K, filed with the SEC on March 29, 2024)
10.7	Business Combination Marketing Agreement dated March 25, 2024 between the Company and I-Bankers Securities, Inc. (incorporated by reference to Exhibit 1.2 of the Current Report on Form 8-K, filed with the SEC on MARCH 29, 2024)
14	Code of Ethics (incorporated by reference to exhibit 14 of the Form S-1 file no. 333-275650)
19*	Insider Trading Policy
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Clawback Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

IB ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

IB Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of IB Acquisition Corp. (the “Company”) as of September 30, 2024 and 2023, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time and the Company’s business plan is dependent on the completion of a business combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating which raises substantial doubt about its ability to continue as a going concern.. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2024.

Houston, Texas

December 24, 2024

IB ACQUISITION CORP.

BALANCE SHEETS

	September 30,
	2024	2023
Assets
Current assets
Cash	$822,799	$52,553
Prepaid expenses	36,216	—
Short-term prepaid insurance	339,500	—
Total current assets	1,198,515	52,553

Marketable securities held in trust account	118,601,873	—
Total Assets	$119,800,388	$52,553

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued expenses	$86,718	$7,987
Income taxes payable	635,512	—
Due to Sponsor	—	50,000
Total current liabilities	722,230	57,987
Total Liabilities	722,230	57,987

Commitments and contingencies (Note 6)
Common stock subject to possible redemption, 11,500,000 shares at redemption value of $10.26 and none per share as of September 30, 2024 and 2023, respectively	117,966,361	—

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2024 and 2023	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 4,249,090 and 3,243,590 shares issued and outstanding as of September 30, 2024 and 2023(1), respectively	425	324
Additional paid-in capital	—	2,676
Retained Earnings (Accumulated deficit)	1,111,372	(8,434)
Total Stockholders’ Equity (Deficit)	1,111,797	(5,434)
Total Liabilities and Stockholders’ Equity (Deficit)	$119,800,388	$52,553

(1)	At September 30, 2023, includes an aggregate of up to 423,077 shares subject to possible forfeiture at the closing of initial public offering

The accompanying notes are an integral part of the financial statements.

IB ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended September 30,
	2024	2023
General and administrative expenses	$523,974	$6,844
Loss from operations	(523,974)	(6,844)

Other income:
Interest earned on marketable securities held in Trust Account	3,026,873	—
Other income	3,026,873	—

Income (Loss) before provision for income taxes	2,502,899	(6,844)
Provision for income taxes	(635,512)	—
Net income (loss)	$1,867,387	$(6,844)

Basic weighted average common stock outstanding, redeemable	5,860,274	—
Basic net income per common stock, redeemable	$0.20	$—
Diluted weighted average common stock outstanding, redeemable	5,860,274	—
Diluted net income per common stock, redeemable	$0.19	$—
Basic weighted average common stock outstanding, non-redeemable(1)	3,548,500	2,820,513
Basic net income (loss) per common stock, non-redeemable	$0.20	$(0.00)
Diluted weighted average common stock outstanding, non-redeemable(1)	3,755,982	2,820,513
Diluted net income (loss) per common stock, non-redeemable	$0.19	$(0.00)

(1)	Excluded an aggregate of up to 423,077 shares subject to possible forfeiture at September 30, 2023.

The accompanying notes are an integral part of the financial statements.

IB ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED SEPTEMBER 30, 2024 AND 2023

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, September 30, 2022	3,243,590	$324	$2,676	$(1,590)	$1,410

Net loss	—	—	—	(6,844)	(6,844)

Balance — September 30, 2023 (1)	3,243,590	$324	$2,676	$(8,434)	$(5,434)

Sale of 610,500 private placement units	610,500	61	6,104,939	—	6,105,000

Fair value of rights included in public units	—	—	2,415,000	—	2,415,000

Allocated value of transaction costs to common stock	—	—	(184,528)	—	(184,528)

Issuance of 395,000 representative shares	395,000	40	3,867,010	—	3,867,050

Remeasurement of Common Stock subject to possible redemption	—	—	(12,205,097)	(747,581)	(12,952,678)

Net income	—	—	—	1,867,387	1,867,387

Balance — September 30, 2024	4,249,090	$425	$—	$1,111,372	$1,111,797

(1)	An aggregate of up to 423,077 shares subject to possible forfeiture at the closing of proposed public offering.

The accompanying notes are an integral part of the financial statements.

IB ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$1,867,387	$(6,844)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,026,873)	—
Changes in operating assets and liabilities:		—
Prepaid expenses	(36,216)	—
Short-term prepaid insurance	(339,500)	—
Accounts payable and accrued expenses	78,731	6,637
Income taxes payable	635,512	—
Net cash used in operating activities	(820,959)	(207)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(115,575,000)	—
Net cash used in investing activities	(115,575,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of units, net of underwriting discounts paid	111,550,000	—
Proceeds from sale of private placement units	6,105,000	—
Proceeds from the sponsor	—	50,000
Advances from related party	2,249,805	—
Repayment of advances from related party	(2,299,805)	—
Payment of offering costs	(438,795)	—
Net cash provided by financing activities	117,166,205	50,000

Net Change in Cash and cash equivalents	770,246	49,793
Cash and cash equivalents – Beginning of period	52,553	2,760
Cash and cash equivalents – End of period	$822,799	$52,553

Non-Cash investing and financing activities:
Issuance of representative shares	$3,867,050	$—
Representative warrants deferred offering cost allocation	$81,208	$—
Remeasurement of Common Stock subject to possible redemption	$12,952,678	$—

The accompanying notes are an integral part of the financial statements.

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

As of September 30, 2024, the Company had not yet commenced any operations. All activity through September 30, 2024, relates to the Company’s formation, initial public offering (the “Initial Public Offering” as further defined below) and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected September 30 as its fiscal year end.

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

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a third party for services rendered or products sold to the Company, or by a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.05 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the Underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”), in connection with both our initial public offering and the business combination. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

Going Concern Consideration

As of September 30, 2024, the Company had $822,799 in cash and a working capital of $476,285. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through a Business Combination. If a Business Combination is not consummated by September 28, 2025, there will be a mandatory liquidation and subsequent dissolution. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had $822,799 and $52,553 in cash as of September 30, 2024 and 2023, respectively, and no cash equivalents.

Marketable securities held in Trust account

As of September 30, 2024, all of the assets held in the Trust Account were held in money market funds which are invested only in U.S. government securities. Investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period. Interest income earned from investments in these securities are included in the accompanying audited statements of operations. As of September 30, 2023, there were no funds deposited in the Trust Account.

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

Common Stock Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Rights) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against retained earnings or additional paid-in capital in the absence of retained earnings. Accordingly, as of September 30, 2024, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against retained earnings or additional paid-in capital in the absence of retained earnings

As of September 30, 2024, the common stock subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Rights	(2,415,000)
Common stock issuance costs	(7,571,317)
Plus:
Remeasurement of carrying value to redemption value	12,952,678
Common stock subject to possible redemption, September 30, 2024	$117,966,361

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the audited financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2024 and 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 25.39% and 0% for the year ended September 30, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for September 30, 2024 and 2023, due to the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income (Loss) per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Accretion associated with the redeemable shares of common stock is excluded from earnings (loss) per share as the redemption value approximates fair value.

The calculation of diluted net income (loss) per share does not consider the effect of the rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the rights are contingent upon the occurrence of future events. As of September 30, 2024, the rights are exercisable to purchase 605,525 shares of common stock in the aggregate. The weighted average of these shares was excluded from the calculation of diluted net income (loss) per common stock since the inclusion of such rights would be anti-dilutive. The rights cannot be converted to shares of common stock prior to an initial Business Combination; therefore, they have been classified as anti-dilutive.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Year Ended September 30,
	2024		2023
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic net income (loss) per common share
Numerator:
Allocation of net income (loss)	$1,163,106	$704,281	$—	$(6,844)
Denominator:
Basic weighted-average shares outstanding	5,860,274	3,548,500	—	2,820,513
Basic net income (loss) per common share	$0.20	$0.20	$—	$(0.00)

	For the Year Ended September 30,
	2024		2023
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Diluted net income (loss) per common share
Numerator:
Allocation of net income (loss)	$1,138,010	$729,377	$—	$(6,844)
Denominator:
Diluted weighted average shares outstanding	5,860,274	3,755,982	—	2,820,513
Diluted net income (loss) per common share	$0.19	$0.19	$—	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on the cash account and management believes that the Company is not exposed to significant risks on such account. Uninsured cash amount as of September 30, 2024, is $572,799.

Fair value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020 06, “Debt—Debt with Conversion and Other Options (Subtopic 470 20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815 40)” (“ASU 2020 06”), to simplify certain financial instruments. ASU 2020 06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020 06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020 06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020 06 as of January 1, 2024. There was no effect to the Company’s presented audited financial statements.

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

Due to Sponsor

As of September 30, 2024 and 2023, the Company had due to Sponsor in amount of $0 and $50,000, respectively. The Sponsor has purchased an aggregate of 610,500 Private Placement Units at a price of $10.00 per Private Placement Unit from the Company in a private placement, of which $50,000 was deposited to the Company as of September 30, 2023 to cover the Company’s operating cost and deferred offering cost and the balance was deposited with the closing of the Proposed Public Offering.

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

On September 11, 2024, one of the subscription agreements representing an indirect equivalent of 100,000 Founders Shares or 3.08% of the 3,243,590 Founders Shares (with over-allotment) issued and outstanding was amended in which the Sponsor granted an additional 50,000 Founder Shares bringing the total to 150,000 Founder Shares or 4.06% of the 3,243,590 Founders Shares (with over-allotment) issued and outstanding. The total purchase price paid for the membership interest was $750.

The fair value of the 425,000 shares granted through March 28, 2024, to the Company’s directors and director nominees was approximately $1,734,000 or approximately $4.08 per share. The fair value of the additional 50,000 shares granted on September 11, 2024, to the Company’s directors and director nominees was approximately $499,000 or approximately $9.98 per share. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2024, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

The Founder Shares issued to the directors and director nominees were valued using a Black-Scholes model. The following criteria presents the quantitative information regarding market assumptions used in the Founder Share valuations:

	November 15, 2023	January 15, 2024
Volatility	5.0%	5.0%
Risk-free rate	4.8%	4.1%
Spot price	$8.95	$9.46
Discount of lack of marketability (DLOM)	0.2%	0.4%

Administrative Support Agreement

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

For the year ended September 30, 2024, the Company incurred $45,000 in fees for these services, of which $15,000 is recorded as accounts payable and accrued expenses in the balance sheets as of September 30, 2024. For the year ended September 30, 2023, the Company did not incur any fees for these services.

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

NOTE 7. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock — The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024 and 2023, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of September 30, 2024 and 2023, there were 4,249,090 and 3,243,590 shares of common stock issued and outstanding, excluding 11,500,00 and 0 shares of common stock subject to possible redemption, respectively.

NOTE 8. INCOME TAX

The Company did not have any significant deferred tax assets or liabilities as of September 30, 2024 and 2023.

The Company’s net deferred tax asset (liabilities) are as follows:

	September 30
	2024	2023
Deferred tax assets
Net operating loss carryforward	$—	$131
Startup Costs	111,674	1,640
Total deferred tax assets	111,674	1,771
Valuation allowance	(111,674)	(1,771)
Deferred tax assets, net of allowance	$—	$—

The income tax provision for the year ended September 30, 2024 and 2023 consists of the following:

	September 30,
	2024	2023
Federal
Current	$635,512	$—
Deferred	(109,903)	(1,437)
State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	109,903	1,437
Income tax provision	$635,512	$—

As of September 30, 2024 and 2023, the Company had a total of $0 and $128, respectively, of U.S. federal net operating loss carryovers available to offset future taxable income. The federal net operating loss can be carried forward indefinitely. As of September 30, 2024 and 2023, the Company did not have any state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year end September 30, 2023, the change in the valuation allowance was $1,437. For the year ended September 30, 2024, the change in the valuation allowance was $109,903.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	September 30,
	2024	2023
Statutory federal income tax rate	21.00%	21.00%
Transaction costs warrants	0.00%	0.00%
Change in fair value of warrants	0.00%	0.00%
Change in valuation allowance	4.39%	(21.00)%
Income tax provision	25.39%	0.00%

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to changes in fair value in warrants, transaction costs associated with warrants and the recording of full valuation allowances on deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 9. FAIR VALUE MEASUREMENTS

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

As of September 30, 2024, assets held in the Trust Account were comprised of $118,601,873 in a mutual fund that is invested primarily in U.S. Treasury Securities. Through September 30, 2023, the Company has not withdrawn any of the interest earned on the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	September 30, 2024
Assets:
Marketable securities held in trust account	1	$118,601,873

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On September 16, 2024, the Company issued an unsecured promissory note in the principal amount of $150,000 to Su De Tang Global Corporation (the “Working Capital Loan”). The principal balance of this Promissory Note represents the first of potentially three instalments of the Working Capital Loan. The Working Capital Loan bears no interest and will be extinguished without any payment required at the consummation of a Business Combination with Su De Tang Global Corporation. Since September 30, 2024, the Company has borrowed $147,629 under the Working Capital Loan and an aggregate of $2,371 remains available to borrow under the Working Capital Loan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IB ACQUISITION CORP.

By:	/s/ Al Lopez
Al Lopez
Chief Executive Officer

Date: December 26, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Al Lopez	Chairman and Chief Executive Officer	December 26, 2024
Al Lopez	(Principal Executive Officer)

/s/ Christy Albeck	Chief Financial Officer	December 26, 2024
Christy Albeck	(Principal Financial and Accounting Officer)

/s/ John Joyce	Vice Chairman	December 26, 2024
John Joyce

/s/ Jian Zhang	Director	December 26, 2024
Jian Zhang

/s/ Silvia Panigone	Director	December 26, 2024
Silvia Panigone

71