Form 10-Q
period 2024-12-31
IB Acquisition Corp.
filed 2025-02-13
CIK 1998781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2024

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

As of February 12, 2025, there were 15,749,090 shares of common stock, $0.0001 par value, issued and outstanding.

IB ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2024

i

PART I – FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

IB ACQUISITION CORP.

BALANCE SHEETS
(UNAUDITED)

	December 31, 2024	September 30, 2024
Assets
Current assets
Cash	$910,193	$822,799
Prepaid expenses	8,329	36,216
Short-term prepaid insurance	254,625	339,500
Total current assets	1,173,147	1,198,515

Marketable securities held in trust account	119,658,403	118,601,873
Total Assets	$120,831,550	$119,800,388

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$90,162	$86,718
Income taxes payable	608,533	635,512
Promissory note	147,629	—
Total current liabilities	846,324	722,230
Total Liabilities	846,324	722,230

Commitments and Contingencies (Note 6)

Common stock subject to possible redemption, 11,500,000 shares at redemption value of $10.35 and $10.26 per share as of December 31, 2024 and September 30, 2024	119,049,870	117,966,361

Stockholders’ Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2024 and September 30, 2024	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 4,249,090 shares issued and outstanding as of December 31, 2024 and September 30, 2024	425	425
Additional paid-in capital	—	—
Retained earnings	934,931	1,111,372
Total Stockholders’ Equity	935,356	1,111,797
Total Liabilities and Stockholders’ Equity	$120,831,550	$119,800,388

The accompanying notes are an integral part of the unaudited financial statements.

IB ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended	For the Three Months Ended
	December 31, 2024	December 31, 2023
General and administrative expenses	$176,441	$87,491
Loss from operations	(176,441)	(87,491)

Other income:
Interest earned on marketable securities held in Trust Account	1,371,530	—
Other income	1,371,530	—

Income (Loss) before provision for income taxes	1,195,089	(87,491)
Provision for income taxes	(288,021)	—
Net income (loss)	$907,068	$(87,491)

Basic and diluted weighted average common stock outstanding, redeemable	11,500,000	—

Basic and diluted net income per common stock, redeemable	$0.06	$—
Basic and diluted weighted average common stock outstanding, non-redeemable(1)	4,249,090	2,820,513
Basic and diluted net income (loss) per common stock, non-redeemable	$0.06	$(0.03)

(1)	Excluded an aggregate of 423,077 shares subject to possible forfeiture at December 31, 2023.

The accompanying notes are an integral part of the unaudited financial statements.

IB ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2024

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — September 30, 2024	4,249,090	$425	$—	$1,111,372	$1,111,797

Remeasurement of Common Stock subject to possible redemption	—	—	—	(1,083,509)	(1,083,509)

Net income	—	—	—	907,068	907,068

Balance — December 31, 2024	4,249,090	$425	$—	$934,931	$935,356

FOR THE THREE MONTHS ENDED DECEMBER 31, 2023

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares (1)	Amount	Capital	Deficit	Deficit
Balance — September 30, 2023 (1)	3,243,590	$324	$2,676	$(8,434)	$(5,434)

Net loss	—	—	—	(87,491)	(87,491)

Balance — December 31, 2023 (1)	3,243,590	$324	$2,676	$(95,925)	$(92,925)

(1)	An aggregate of up to 423,077 shares subject to possible forfeiture at the closing of proposed public offering

The accompanying notes are an integral part of the unaudited financial statements.

IB ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended December 31,
	2024	2023

Cash flows from operating activities:
Net income (loss)	$907,068	$(87,491)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,371,530)	—
Changes in operating assets and liabilities:
Prepaid expenses	27,887	(10,000)
Short-term prepaid insurance	84,875	—
Long-term prepaid insurance	—	—
Accounts payable and accrued expenses	3,444	14,452
Accrued expenses - related party	—	5,000
Income taxes payable	(26,979)	—
Net cash used in operating activities	(375,235)	(78,039)

Cash flows from investing activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	315,000	—
Net cash provided by investing activities	315,000	—

Cash flows from financing activities:
Proceeds from promissory note	147,629	—
Proceeds from the sponsor	—	250,000
Payment of offering costs	—	(44,862)
Net cash provided by financing activities	147,629	205,138

Net change in Cash and cash equivalents	87,394	127,099
Cash and cash equivalents – beginning of the period	822,799	52,553
Cash and cash equivalents – end of the period	$910,193	$179,652

Non-Cash investing and financing activities:
Remeasurement of Common Stock subject to possible redemption	$1,083,509	$—
Deferred offering costs included in accrued offering costs and expenses	$—	$117,065

The accompanying notes are an integral part of the unaudited financial statements.

IB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

As of December 31, 2024, the Company had not yet commenced any operations. All activity through December 31, 2024, relates to the Company’s formation, initial public offering (the “Initial Public Offering” as further defined below) and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected September 30 as its fiscal year end.

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

DECEMBER 31, 2024

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

Risks and Uncertainties

The impact of current conflicts around the globe, including Russia’s invasion of Ukraine and the Israel - Hamas war, and related sanctions, on the world economy is not determinable as of the date of these unaudited financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited financial statements.

Going Concern Consideration

As of December 31, 2024, the Company had $910,193 in cash and a working capital of $326,823. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the unaudited financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through a Business Combination. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

IB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in unaudited financial statements prepared in accordance with GAAP have been or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2024, as filed with the SEC on December 26, 2024. The interim results for the three months ended December 31, 2024, are not necessarily indicative of the results to be expected for the year ending September 30, 2025 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had $910,193 and $822,799 in cash as of December 31, 2024, and September 30, 2024, respectively, and no cash equivalents.

Marketable securities held in Trust account

As of December 31, 2024, all of the assets held in the Trust Account were held in money market funds which are invested only in U.S. government securities. Investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period. Interest income earned from investments in these securities are included in the accompanying unaudited statements of operations.

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

DECEMBER 31, 2024

(Unaudited)

Common Stock Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Rights) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against retained earnings or additional paid-in capital in the absence of retained earnings. Accordingly, as of December 31, 2024, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against retained earnings or additional paid-in capital in the absence of retained earnings.

As of December 31, 2024, the common stock subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Rights	(2,415,000)
Common stock issuance costs	(7,571,317)
Plus:
Remeasurement of carrying value to redemption value	12,952,678
Common stock subject to possible redemption, September 30, 2024	$117,966,361
Plus:
Remeasurement of carrying value to redemption value	1,083,509
Common stock subject to possible redemption, December 31, 2024	$119,049,870

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2024 and September 30, 2024, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was (24.1)% for the three months ended December 31, 2024. Our effective tax rate was 0.00% for the three months ended December 31, 2023. The effective tax rate differs from the statutory tax rate of 21% for December 31, 2024 and September 30, 2024, due to the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s unaudited financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024 and September 30, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Common Stock

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

The calculation of diluted net income (loss) per share does not consider the effect of the rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the rights are contingent upon the occurrence of future events. As of December 31, 2024, the rights are exercisable to purchase 605,525 shares of common stock in the aggregate. The weighted average of these shares was excluded from the calculation of diluted net income (loss) per common stock since the inclusion of such rights would be anti-dilutive. The rights cannot be converted to shares of common stock prior to an initial Business Combination; therefore, they have been classified as anti-dilutive.

IB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

	For the Three Months Ended December 31,		For the Three Months Ended December 31,
	2024		2023
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss)	$662,342	$244,726	$—	$(87,491)
Denominator:
Basic and diluted weighted-average shares outstanding	11,500,000	4,249,090	—	2,820,513
Basic and diluted net income (loss) per common share	$0.06	$0.06	$—	$(0.03)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on the cash account and management believes that the Company is not exposed to significant risks on such account. Uninsured cash amount as of December 31, 2024, is $660,193.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited financial statements.

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

DECEMBER 31, 2024

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

Due to Sponsor

As of December 31, 2024 and September 30, 2024, the Company had due to Sponsor in amount of $0 and $0, respectively. The Sponsor has purchased an aggregate of 610,500 Private Placement Units at a price of $10.00 per Private Placement Unit from the Company in a private placement, of which $50,000 was deposited to the Company as of September 30, 2023 to cover the Company’s operating cost and deferred offering cost and the balance was deposited with the closing of the Proposed Public Offering.

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

The fair value of the 425,000 shares granted through March 28, 2024, to the Company’s directors and director nominees was approximately $1,734,000 or approximately $4.08 per share. The fair value of the additional 50,000 shares granted on September 11, 2024, to the Company’s directors and director nominees was approximately $499,000 or approximately $9.98 per share. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2024, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

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

For the three months ended December 31, 2024, the Company incurred $15,000 in fees for these services, of which $15,000 is recorded as accounts payable and accrued expenses in the balance sheets as of December 31, 2024. For the three months ended December 31, 2023, the Company incurred $15,000 in fees for these services, of which $5,000 is recorded as accounts payable and accrued expenses in the balance sheets as of December 31, 2023.

IB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

Working Capital Loan

On September 16, 2024, the Company issued an unsecured promissory note in the principal amount of $150,000 to Su De Tang Global Corporation (the “Working Capital Loan”). The principal balance of this Promissory Note represents the first of potentially three instalments of the Working Capital Loan. The Working Capital Loan bears no interest and will be extinguished without any payment required at the consummation of a Business Combination with Su De Tang Global Corporation. The Company has borrowed a total of $147,629 under the Working Capital Loan and an aggregate of $2,371 remains available to borrow under the Working Capital Loan as of December 31, 2024.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2024 and September 30, 2024, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of December 31, 2024 and September 30, 2024, there were 4,249,090 shares of common stock issued and outstanding, excluding 11,500,000 shares of common stock subject to possible redemption.

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

As of December 31, 2024, assets held in the Trust Account were comprised of $119,658,403 in a mutual fund that is invested primarily in U.S. Treasury Securities. For the three months ended December 31, 2024, the Company did not withdraw any interest earned on the Trust Account.

As of September 30, 2024, assets held in the Trust Account were comprised of $118,601,873 in a mutual fund that is invested primarily in U.S. Treasury Securities. Through September 30, 2024, the Company has not withdrawn any of the interest earned on the Trust Account.

IB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.:

Description	Level	December 31, 2024	September 30, 2024
Assets:
Marketable securities held in trust account	1	$119,658,403	$118,601,873

NOTE 9. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Financial Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which includes general and administrative expenses and interest earned on marketable securities held in Trust Account which are included in the accompanying unaudited statements of operations.

The key measures of segment profit or loss reviewed by our CODM are earned on marketable securities held in Trust Account and general and administrative expenses. The CODM reviews earned on marketable securities held in Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 26, 2024. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 7, 2020 (inception) through December 31, 2024, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended December 31, 2024, we had a net income of $907,068, which consists of interest earned on marketable securities held in Trust Account of $1,371,530, offset by operational costs of $176,441 and provision for income taxes of $288,021.

For the three months ended December 31, 2023, we had a net loss of $87,491, which consists of operating costs.

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

For the three months ended December 31, 2024, cash used in operating activities was $375,235. Net income of $907,068 was affected by the interest earned on marketable securities held in trust account of $1,371,530 and change in operating assets and liabilities which provided $89,227 of cash for operating activities.

For the three months ended December 31, 2023, cash used in operating activities was $78,039. Net loss of $87,491 was affected by change in operating assets and liabilities which provided $9,452 of cash for operating activities.

As of December 31, 2024, we held cash in the Trust Account of $119,658,403. The Trust Account can only be invested in U.S. government treasury obligations with a maturity of 185 days or less or interests in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2024, we had cash of $910,193. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the unaudited financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through a Business Combination. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Critical Accounting Policies

The preparation of unaudited financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies as of December 31, 2024.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level, due to segregation of duties, lack of supervision and review and limited documentation around controls, and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2024, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on December 26, 2024. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

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

IB ACQUISITION CORP.

Date: February 13, 2025	By:	/s/ Adelmo Lopez
	Name:	Adelmo Lopez
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: February 13, 2025	By:	/s/ Christy Albeck
	Name:	Christy Albeck
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

