Form 10-Q
period 2025-03-31
IB Acquisition Corp.
filed 2025-05-15
CIK 1998781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2025

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

As of May 15, 2025, there were 15,749,090 shares of common stock, $0.0001 par value, issued and outstanding.

IB ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

i

PART I – FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

IB ACQUISITION CORP.

BALANCE SHEETS
(UNAUDITED)

	March 31, 2025	September 30, 2024

Assets
Current assets
Cash	$627,375	$822,799
Prepaid expenses	67,830	36,216
Short-term prepaid insurance	169,750	339,500
Total current assets	864,955	1,198,515

Cash and investments held in Trust Account	120,299,544	118,601,873
Total Assets	$121,164,499	$119,800,388

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$90,296	$86,718
Income taxes payable	262,063	635,512
Due to Sponsor	2,788	—
Total current liabilities	355,147	722,230
Total Liabilities	355,147	722,230

Commitments and Contingencies (Note 6)

Common stock subject to possible redemption, 11,500,000 shares at redemption value of $10.44 and $10.26 per share as of March 31, 2025 and September 30, 2024, respectively	120,037,481	117,966,361

Stockholders’ Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2025 and September 30, 2024	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 4,249,090 shares issued and outstanding as of March 31, 2025 and September 30, 2024	425	425
Additional paid-in capital	—	—
Retained earnings	771,446	1,111,372
Total Stockholders’ Equity	771,871	1,111,797
Total Liabilities and Stockholders’ Equity	$121,164,499	$119,800,388

The accompanying notes are an integral part of the unaudited financial statements.

IB ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2025	2024	2025	2024
General and administrative expenses	$163,485	$194,646	$339,926	$282,137
Loss from operations	(163,485)	(194,646)	(339,926)	(282,137)

Other income:
Interest and dividends earned on cash and investments held in Trust Account	1,250,141	—	2,621,671	—
Other income	1,250,141	—	2,621,671	—

Income (Loss) before provision for income taxes	1,086,656	(194,646)	2,281,745	(282,137)
Provision for income taxes	(262,530)	—	(550,551)	—
Net income (loss)	$824,126	$(194,646)	$1,731,194	$(282,137)

Basic weighted average common stock outstanding, redeemable	11,500,000	383,333	11,500,000	189,560

Basic net income (loss) per common stock, redeemable	$0.05	$(0.06)	$0.11	$(0.09)

Diluted weighted average common stock outstanding, redeemable	11,500,000	383,333	11,500,000	189,560

Diluted net income (loss) per common stock, redeemable	$0.05	$(0.05)	$0.11	$(0.09)

Basic weighted average common stock outstanding, non-redeemable	4,249,090	2,868,132	4,249,090	2,844,061

Basic net income (loss) per common stock, non-redeemable	$0.05	$(0.06)	$0.11	$(0.09)

Diluted weighted average common stock outstanding, non-redeemable	4,249,090	3,277,107	4,249,090	3,046,301

Diluted net income (loss) per common stock, non-redeemable	$0.05	$(0.05)	$0.11	$(0.09)

The accompanying notes are an integral part of the unaudited financial statements.

IB ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2025

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance — September 30, 2024	4,249,090	$425	$—	$1,111,372	$1,111,797

Remeasurement of Common Stock subject to possible redemption	—	—	—	(1,083,509)	(1,083,509)

Net income	—	—	—	907,068	907,068

Balance — December 31, 2024	4,249,090	$425	$—	$934,931	$935,356

Remeasurement of Common Stock subject to possible redemption	—	—	—	(987,611)	(987,611)

Net income	—	—	—	824,126	824,126

Balance — March 31, 2025	4,249,090	$425	$—	$771,446	$771,871

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2024

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance — September 30, 2023	3,243,590	$324	$2,676	$(8,434)	$(5,434)

Net loss	—	—	—	(87,491)	(87,491)

Balance — December 31, 2023	3,243,590	324	2,676	(95,925)	(92,925)

Sale of 610,500 private placement units	610,500	61	6,104,939	—	6,105,000

Fair value of rights included in public units	—	—	2,415,000	—	2,415,000

Allocated value of transaction costs to common stock	—	—	(184,528)	—	(184,528)

Issuance of 395,000 representative shares	395,000	40	3,867,010	—	3,867,050

Remeasurement of Common Stock subject to possible redemption	—	—	(10,561,317)	—	(10,561,317)

Net loss	—	—	—	(194,646)	(194,646)

Balance — March 31, 2024	4,249,090	$425	$1,643,780	$(290,571)	$1,353,634

The accompanying notes are an integral part of the unaudited financial statements.

IB ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended March 31,
	2025	2024

Cash flows from operating activities:
Net income (loss)	$1,731,194	$(282,137)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest and dividends earned on cash and investments held in Trust Account	(2,621,671)	—
Changes in operating assets and liabilities:
Prepaid expenses	(31,614)	(29,063)
Short-term prepaid insurance	169,750	—
Due to Sponsor	2,788	—
Accounts payable and accrued expenses	3,578	129,332
Income taxes payable	(373,449)	—
Net cash used in operating activities	(1,119,424)	(181,868)

Cash flows from investing activities:
Cash withdrawn from Trust Account to pay income taxes	924,000	—
Investment of cash into Trust Account	—	(115,575,000)
Net cash provided by (used in) investing activities	924,000	(115,575,000)

Cash flows from financing activities:
Proceeds from sale of units, net of underwriting discounts paid	—	111,550,000
Proceeds from sale of private placement units	—	6,105,000
Proceeds from promissory note	292,344	—
Repayment of promissory note	(292,344)	—
Advances from related party	—	2,249,805
Repayment of advances from related party	—	(2,299,805)
Payment of offering costs	—	(239,370)
Net cash provided by financing activities	—	117,365,630

Net change in Cash and cash equivalents	(195,424)	1,608,762
Cash and cash equivalents – beginning of the period	822,799	52,553
Cash and cash equivalents – end of the period	$627,375	$1,661,315

Non-Cash investing and financing activities:
Issuance of representative shares	$—	$3,867,050
Representative warrants deferred offering cost allocation	$—	$81,208
Remeasurement of Common Stock subject to possible redemption	$2,071,120	$10,561,317

The accompanying notes are an integral part of the unaudited financial statements.

IB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2025

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

As of March 31, 2025, the Company had not yet commenced any operations. All activity through March 31, 2025, relates to the Company’s formation, initial public offering (the “Initial Public Offering” as further defined below) and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected September 30 as its fiscal year end.

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

MARCH 31, 2025

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

Going Concern Consideration

As of March 31, 2025, the Company had $627,375 in cash and a working capital of $509,808. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the unaudited financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through a Business Combination. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

IB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2025

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

The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2024, as filed with the SEC on December 26, 2024. The interim results for the three and six months ended March 31, 2025, are not necessarily indicative of the results to be expected for the year ending September 30, 2025 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had $627,375 and $822,799 in cash as of March 31, 2025, and September 30, 2024, respectively, and no cash equivalents.

Cash and investments held in Trust account

As of March 31, 2025, all of the assets held in the Trust Account were held in money market funds which are invested only in U.S. government securities. Investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period. Interest and dividends earned from investments in these securities are included in the unaudited statements of operations.

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

MARCH 31, 2025

(Unaudited)

Common Stock Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Rights) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against retained earnings or additional paid-in capital in the absence of retained earnings. Accordingly, as of March 31, 2025 and September 30, 2024, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against retained earnings or additional paid-in capital in the absence of retained earnings.

As of March 31, 2025 and September 30, 2024, the common stock subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Rights	(2,415,000)
Common stock issuance costs	(7,571,317)
Plus:
Remeasurement of carrying value to redemption value	12,952,678
Common stock subject to possible redemption, September 30, 2024	$117,966,361
Plus:
Remeasurement of carrying value to redemption value	2,071,120
Common stock subject to possible redemption, March 31, 2025	$120,037,481

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2025 and September 30, 2024, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 24.16% and 0% for the three months ended March 31, 2025 and 2024, respectively, and 24.13% and 0% for the six months ended March 31, 2025 and 2024, respectively. The effective tax rate differs from the statutory tax rate of 21% for the period ended March 31, 2025 and September 30, 2024, due to the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and September 30, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Common Stock

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Remeasurement associated with the redeemable shares of common stock is excluded from earnings (loss) per share as the redemption value approximates fair value.

The calculation of diluted net income (loss) per share does not consider the effect of the rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the rights are contingent upon the occurrence of future events. As of March 31, 2025, the rights are exercisable to purchase 605,525 shares of common stock in the aggregate. The weighted average of these shares was excluded from the calculation of diluted net income (loss) per common stock since the inclusion of such rights would be anti-dilutive. The rights cannot be converted to shares of common stock prior to an initial Business Combination; therefore, they have been classified as anti-dilutive.

IB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2025		2024		2025		2024
	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic net income (loss) per share of common stock:
Numerator:
Allocation of net income (loss)	$601,778	$222,348	$(22,948)	$(171,698)	$1,264,119	$467,075	$(17,630)	$(264,507)
Denominator:
Weighted-average shares outstanding	11,500,000	4,249,090	383,333	2,868,132	11,500,000	4,249,090	189,560	2,844,061
Basic net income (loss) per common stock	$0.05	$0.05	$(0.06)	$(0.06)	$0.11	$0.11	$(0.09)	$(0.09)

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2025		2024		2025		2024
	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Diluted net income (loss) per share of common stock:
Numerator:
Allocation of net income (loss)	$601,778	$222,348	$(20,384)	$(174,262)	$1,264,119	$467,075	$(16,528)	$(265,609)
Denominator:
Weighted-average shares outstanding	11,500,000	4,249,090	383,333	3,277,107	11,500,000	4,249,090	189,560	3,046,301
Diluted net income (loss) per common stock	$0.05	$0.05	$(0.05)	$(0.05)	$0.11	$0.11	$(0.09)	$(0.09)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on the cash account and management believes that the Company is not exposed to significant risks on such account. Uninsured cash amount as of March 31, 2025, is $377,375.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-07 became effective as of December 31, 2024 and the Company’s management adopted ASU 2023-07 in its financial statements and related disclosures (see Note 9).

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

MARCH 31, 2025

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

Due to Sponsor

During the period ended March 31, 2025, the Sponsor incurred travel expenses amounting to $2,788 which are reimbursable by Su De Tang Global Corporation, the reimbursement was paid to the Company through the proceeds of the working capital loans. As of March 31, 2025 and September 30, 2024, the Company had due to Sponsor in the amount of $2,788 and $0, respectively.

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

The fair value of the 425,000 shares granted through March 28, 2024, to the Company’s directors and director nominees was approximately $1,734,000 or approximately $4.08 per share. The fair value of the additional 50,000 shares granted on September 11, 2024, to the Company’s directors and director nominees was approximately $499,000 or approximately $9.98 per share. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2025, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

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

For the three and six months ended March 31, 2025, the Company incurred $15,000 and $30,000 in fees for these services, of which $15,000 is recorded as accounts payable and accrued expenses in the balance sheets as of March 31, 2025. For the three and six months ended March 31, 2024, the Company incurred and paid $15,000 in fees for these services.

IB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2025

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

Working Capital Loan

On September 16, 2024, the Company issued an unsecured promissory note in the principal amount of $150,000 to Su De Tang Global Corporation (the “Working Capital Loan”). The principal balance of this Promissory Note represents the first of potentially three instalments of the Working Capital Loan. The Working Capital Loan bears no interest and will be extinguished without any payment required at the consummation of a Business Combination with Su De Tang Global Corporation. The Company has borrowed a total of $147,629 under the Working Capital. As of March 31, 2025, the Company repaid an amount of $147,629. Borrowings under the note are no longer available.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2025 and September 30, 2024, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of March 31, 2025 and September 30, 2024, there were 4,249,090 shares of common stock issued and outstanding, excluding 11,500,000 shares of common stock subject to possible redemption.

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

As of March 31, 2025, assets held in the Trust Account were comprised of $120,299,544 in a money market fund that is invested primarily in U.S. Treasury Securities. For the period ended March 31, 2025, the Company did not withdraw any interest earned on the Trust Account.

As of September 30, 2024, assets held in the Trust Account were comprised of $118,601,873 in a money market fund that is invested primarily in U.S. Treasury Securities. Through September 30, 2024, the Company has not withdrawn any of the interest earned on the Trust Account.

IB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.:

Description	Level	March 31, 2025	September 30, 2024
Assets:
Cash and investments held in Trust Account	1	$120,299,544	$118,601,873

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

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews key metrics, which includes general and administrative expenses and interest and dividends earned on cash and investments held in Trust Account which are included in the unaudited statements of operations.

The key measures of segment profit or loss reviewed by our CODM are interest and dividends earned on cash and investments held in Trust Account and general and administrative expenses. The CODM reviews interest and dividends earned on cash and investments held in Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 7, 2020 (inception) through March 31, 2025, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest and dividends earned on cash and investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2025, we had a net income of $824,126, which consists of interest and dividends earned on cash and investments held in Trust Account of $1,250,141, offset by operational costs of $163,485 and provision for income taxes of $262,530.

For the three months ended March 31, 2024, we had a net loss of $194,646, which consists of operating costs.

For the six months ended March 31, 2025, we had a net income of $1,731,194, which consists of interest and dividends earned on cash and investments held in Trust Account of $2,621,671, offset by operational costs of $339,926 and provision for income taxes of $550,551.

For the six months ended March 31, 2024, we had a net loss of $282,137, which consists of operating costs.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our results of operations and our ability to consummate an initial Business Combination could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

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

For the six months ended March 31, 2025, cash used in operating activities was $1,119,424. Net income of $1,731,194 was affected by the interest and dividends earned on cash and investments held in Trust Account of $2,621,671 and change in operating assets and liabilities which used $228,947 of cash for operating activities.

For the six months ended March 31, 2024, cash used in operating activities was $181,868. Net loss of $282,137 was affected by the change in operating assets and liabilities that provided $100,269 of cash for operating activities.

As of March 31, 2025, we held cash and investments held in Trust Account of $120,299,544. The Trust Account can only be invested in U.S. government treasury obligations with a maturity of 185 days or less or interests in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2025, we had cash of $627,375. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Critical Accounting Policies

The preparation of unaudited financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies as of March 31, 2025.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-07 became effective as of December 31, 2024 and the our management adopted ASU 2023-07 in our financial statements and related disclosures (see Note 9).

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level, due to segregation of duties, lack of supervision and review and limited documentation around controls, and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period ended March 31, 2025, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, other than as set forth below, see the section titled “Risk Factors” contained in our Annual Report on Form 10-K filed with the SEC on December 26, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our search for an initial Business Combination target or the performance or business prospects of a post-Business Combination company.

There have recently been significant changes to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect our search for a target and/or our ability to complete our initial Business Combination.

Recently, the U.S. has implemented a range of new tariffs and increases to existing tariffs. In response to the tariffs announced by the U.S., other countries have imposed, are considering imposing, and may in the future impose new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations and tariffs. and we cannot predict whether, and to what extent, current tariffs will continue, or trade policies will change in the future.

Tariffs, or the threat of tariffs or increased tariffs, could have a significant negative impact on certain businesses (either due to domestic businesses’ reliance on imported goods or dependence on access to foreign markets, or foreign businesses’ reliance on sales into the United States). In addition, retaliatory tariffs could have a significant negative impact on foreign businesses that rely on imports from the United States, and domestic businesses that rely on exporting goods internationally. These tariffs and threats of tariffs and other potential trade policy changes could negatively affect the attractiveness of certain initial Business Combination targets, or lead to material adverse effects on a post-Business Combination company. Among other things, historical financial performance of companies affected by trade policies and/or tariffs may not provide useful guidance as to the future performance of such companies, because future financial performance of those companies may be materially affected by new U.S. tariffs or foreign retaliatory tariffs, or other changes to trade policies. The business prospects of a particular target for a Business Combination could change even after we enter into a Business Combination agreement, as a result of tariffs or the threat of tariffs that may have a material impact on that target’s business, and it may be costly or impractical for us to terminate that Business Combination agreement. These factors could affect our selection of a Business Combination target.

We may not be able to adequately address the risks presented by these tariffs or other potential trade policy changes. As a result, we may deem it costly, impractical or risky to complete an initial Business Combination with a particular target or with a target in a particular industry or from a particular country. Consequently, the pool of potential target companies may be reduced, which could impair our ability to identify a suitable target and to complete an initial Business Combination. If we complete an initial Business Combination with such a target, the post-Business Combination company’s operations and financial results could be adversely affected as a result of tariffs or changes to trade policies, which may cause the market value of the securities of the post-Business Combination company to decline.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the quarter ended March 31, 2025, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

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

IB ACQUISITION CORP.

Date: May 15, 2025	By:	/s/ Adelmo Lopez
	Name:	Adelmo Lopez
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Christy Albeck
	Name:	Christy Albeck
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

