Form 10-Q
period 2025-06-30
IB Acquisition Corp.
filed 2025-08-13
CIK 1998781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Shares of common stock, par value $0.0001 per share	IBAC	The NASDAQ Stock Market LLC
Rights, each entitling the holder to receive one-twentieth of one share of common stock	IBACR	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 13, 2025, there were 15,749,090 shares of common stock, $0.0001 par value, issued and outstanding.

IB ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

i

PART I – FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

IB ACQUISITION CORP.

BALANCE SHEETS
(UNAUDITED)

	June 30, 2025	September 30, 2024

Assets
Current assets
Cash	$486,018	$822,799
Prepaid expenses	52,332	36,216
Short-term prepaid insurance	84,875	339,500
Total current assets	623,225	1,198,515

Cash and investments held in Trust Account	121,553,746	118,601,873
Total Assets	$122,176,971	$119,800,388

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$20,776	$86,718
Income taxes payable	525,445	635,512
Due to Sponsor	2,788	—
Total current liabilities	549,009	722,230
Total Liabilities	549,009	722,230

Commitments and Contingencies (Note 6)

Common stock subject to possible redemption, 11,500,000 shares at redemption value of $10.52 and $10.26 per share as of June 30, 2025 and September 30, 2024, respectively	121,028,301	117,966,361

Stockholders’ Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2025 and September 30, 2024	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 4,249,090 shares issued and outstanding as of June 30, 2025 and September 30, 2024	425	425
Additional paid-in capital	—	—
Retained earnings	599,236	1,111,372
Total Stockholders’ Equity	599,661	1,111,797
Total Liabilities and Stockholders’ Equity	$122,176,971	$119,800,388

The accompanying notes are an integral part of the unaudited financial statements.

IB ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2025	2024	2025	2024
General and administrative expenses	$172,210	$76,379	$512,136	$358,516
Loss from operations	(172,210)	(76,379)	(512,136)	(358,516)

Other income:
Interest and dividends earned on cash and investments held in Trust Account	1,254,202	1,504,700	3,875,873	1,504,700
Other income	1,254,202	1,504,700	3,875,873	1,504,700

Income before provision for income taxes	1,081,992	1,428,321	3,363,737	1,146,184
Provision for income taxes	(263,382)	(314,854)	(813,933)	(314,854)
Net income	$818,610	$1,113,467	$2,549,804	$831,330

Basic and diluted weighted average common stock outstanding, redeemable	11,500,000	11,500,000	11,500,000	3,959,707

Basic and diluted net income per common stock, redeemable	$0.05	$0.07	$0.16	$0.11

Basic weighted average common stock outstanding, non-redeemable	4,249,090	4,249,090	4,249,090	3,312,404

Basic net income per common stock, non-redeemable	$0.05	$0.07	$0.16	$0.11

Diluted weighted average common stock outstanding, non-redeemable	4,249,090	4,249,090	4,249,090	3,589,806

Diluted net income per common stock, non-redeemable	$0.05	$0.07	$0.16	$0.11

The accompanying notes are an integral part of the unaudited financial statements.

IB ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2025

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance — September 30, 2024	4,249,090	$425	$—	$1,111,372	$1,111,797

Remeasurement of Common Stock subject to possible redemption	—	—	—	(1,083,509)	(1,083,509)

Net income	—	—	—	907,068	907,068

Balance — December 31, 2024	4,249,090	425	—	934,931	935,356

Remeasurement of Common Stock subject to possible redemption	—	—	—	(987,611)	(987,611)

Net income	—	—	—	824,126	824,126

Balance — March 31, 2025	4,249,090	425	—	771,446	771,871

Remeasurement of Common Stock subject to possible redemption	—	—	—	(990,820)	(990,820)

Net income	—	—	—	818,610	818,610

Balance — June 30, 2025	4,249,090	$425	$—	$599,236	$599,661

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2024

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance — September 30, 2023	3,243,590	$324	$2,676	$(8,434)	$(5,434)

Net loss	—	—	—	(87,491)	(87,491)

Balance — December 31, 2023	3,243,590	324	2,676	(95,925)	(92,925)

Sale of 610,500 private placement units	610,500	61	6,104,939	—	6,105,000

Fair value of rights included in public units	—	—	2,415,000	—	2,415,000

Allocated value of transaction costs to common stock	—	—	(184,528)	—	(184,528)

Issuance of 395,000 representative shares	395,000	40	3,867,010	—	3,867,050

Remeasurement of Common Stock subject to possible redemption	—	—	(10,561,317)	—	(10,561,317)

Net loss	—	—	—	(194,646)	(194,646)

Balance — March 31, 2024	4,249,090	425	1,643,780	(290,571)	1,353,634

Remeasurement of Common Stock subject to possible redemption	—	—	(1,189,846)	—	(1,189,846)

Net income	—	—	—	1,113,467	1,113,467

Balance — June 30, 2024	4,249,090	$425	$453,934	$822,896	$1,277,255

The accompanying notes are an integral part of the unaudited financial statements.

IB ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended June 30,
	2025	2024

Cash flows from operating activities:
Net income	$2,549,804	$831,330
Adjustments to reconcile income to net cash used in operating activities:
Interest and dividends earned on cash and investments held in Trust Account	(3,875,873)	(1,504,700)
Changes in operating assets and liabilities:
Prepaid expenses	(16,116)	(19,389)
Short-term prepaid insurance	254,625	(339,500)
Long-term prepaid insurance	—	(79,217)
Due to Sponsor	2,788	—
Accounts payable and accrued expenses	(65,942)	29,513
Income taxes payable	(110,067)	314,854
Net cash used in operating activities	(1,260,781)	(767,109)

Cash flows from investing activities:
Cash withdrawn from Trust Account to pay income taxes	924,000	—
Investment of cash into Trust Account	—	(115,575,000)
Net cash provided by (used in) investing activities	924,000	(115,575,000)

Cash flows from financing activities:
Proceeds from sale of units, net of underwriting discounts paid	—	111,550,000
Proceeds from sale of private placement units	—	6,105,000
Proceeds from promissory note	292,344	—
Repayment of promissory note	(292,344)	—
Advances from related party	—	2,249,805
Repayment of advances from related party	—	(2,299,805)
Payment of offering costs	—	(438,795)
Net cash provided by financing activities	—	117,166,205

Net change in Cash and cash equivalents	(336,781)	824,096
Cash and cash equivalents – beginning of the period	822,799	52,553
Cash and cash equivalents – end of the period	$486,018	$876,649

Non-Cash investing and financing activities:
Issuance of representative shares	$—	$3,867,050
Representative warrants deferred offering cost allocation	$—	$81,208
Remeasurement of Common Stock subject to possible redemption	$3,061,940	$11,751,163

The accompanying notes are an integral part of the unaudited financial statements.

IB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2025

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

As of June 30, 2025, the Company had not yet commenced any operations. All activity through June 30, 2025, relates to the Company’s formation, initial public offering (the “Initial Public Offering” as further defined below) and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected September 30 as its fiscal year end.

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

JUNE 30, 2025

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

Going Concern Consideration

As of June 30, 2025, the Company had $486,018 in cash and a working capital surplus of $74,216. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the unaudited financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through a Business Combination. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

IB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2025

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

The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2024, as filed with the SEC on December 26, 2024. The interim results for the three and nine months ended June 30, 2025, are not necessarily indicative of the results to be expected for the year ending September 30, 2025 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had $486,018 and $822,799 in cash as of June 30, 2025, and September 30, 2024, respectively, and no cash equivalents.

Cash and investments held in Trust account

As of June 30, 2025, all of the assets held in the Trust Account were held in money market funds which are invested only in U.S. government securities. Investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period. Interest and dividends earned from investments in these securities are included in the unaudited statements of operations.

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

JUNE 30, 2025

(Unaudited)

Common Stock Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Rights) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against retained earnings or additional paid-in capital in the absence of retained earnings. Accordingly, as of June 30, 2025 and September 30, 2024, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against retained earnings or additional paid-in capital in the absence of retained earnings.

As of June 30, 2025 and September 30, 2024, the common stock subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Rights	(2,415,000)
Common stock issuance costs	(7,571,317)
Plus:
Remeasurement of carrying value to redemption value	12,952,678
Common stock subject to possible redemption, September 30, 2024	$117,966,361
Plus:
Remeasurement of carrying value to redemption value	3,061,940
Common stock subject to possible redemption, June 30, 2025	$121,028,301

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2025 and September 30, 2024, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 24.34% and 22.04% for the three months ended June 30, 2025 and 2024, respectively, and 24.20% and 27.47% for the nine months ended June 30, 2025 and 2024, respectively. The effective tax rate differs from the statutory tax rate of 21% for the period ended June 30, 2025 and 2024, due to the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025 and September 30, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income Per Common Stock

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Remeasurement associated with the redeemable shares of common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted net income per share does not consider the effect of the rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the rights are contingent upon the occurrence of future events. As of June 30, 2025, the rights are exercisable to purchase 605,525 shares of common stock in the aggregate. The weighted average of these shares was excluded from the calculation of diluted net income common stock since the inclusion of such rights would be anti-dilutive. The rights cannot be converted to shares of common stock prior to an initial Business Combination; therefore, they have been classified as anti-dilutive.

IB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

The following table reflects the calculation of basic and diluted net income per common stock (in dollars, except per share amounts):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2025		2024		2025		2024
	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic net income per share of common stock:
Numerator:
Allocation of net income	$597,750	$220,860	$813,055	$300,412	$1,861,869	$687,935	$452,664	$378,666
Denominator:
Weighted-average shares outstanding	11,500,000	4,249,090	11,500,000	4,249,090	11,500,000	4,249,090	3,959,707	3,312,404
Basic net income per common stock	$0.05	$0.05	$0.07	$0.07	$0.16	$0.16	$0.11	$0.11

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2025		2024		2025		2024
	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Diluted net income per share of common stock:
Numerator:
Allocation of net income	$597,750	$220,860	$813,055	$300,412	$1,861,869	$687,935	$436,031	$395,299
Denominator:
Weighted-average shares outstanding	11,500,000	4,249,090	11,500,000	4,249,090	11,500,000	4,249,090	3,959,707	3,589,806
Diluted net income per common stock	$0.05	$0.05	$0.07	$0.07	$0.16	$0.16	$0.11	$0.11

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on the cash account and management believes that the Company is not exposed to significant risks on such account. Uninsured cash amount as of June 30, 2025, is $236,018.

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

JUNE 30, 2025

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

Due to Sponsor

During the period ended June 30, 2025, the Sponsor incurred travel expenses amounting to $2,788 which are reimbursable by Su De Tang Global Corporation, the reimbursement was paid to the Company through the proceeds of the working capital loans. As of June 30, 2025 and September 30, 2024, the Company had due to Sponsor in the amount of $2,788 and $0, respectively.

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

The fair value of the 425,000 shares granted through March 28, 2024, to the Company’s directors and director nominees was approximately $1,734,000 or approximately $4.08 per share. The fair value of the additional 50,000 shares granted on September 11, 2024, to the Company’s directors and director nominees was approximately $499,000 or approximately $9.98 per share. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2025, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

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

For the three and nine months ended June 30, 2025, the Company incurred $15,000 and $45,000 in fees for these services, of which $15,000 is recorded as accrued expenses in the balance sheets as of June 30, 2025. For the three and nine months ended June 30, 2024, the Company incurred $15,000 and $30,000 in fees for these services, respectively, of which $15,000 is included in accrued expenses in the accompanying balance sheets.

IB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2025

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

Working Capital Loan

On September 16, 2024, the Company issued an unsecured promissory note in the principal amount of $150,000 to Su De Tang Global Corporation (the “Working Capital Loan”). The principal balance of this Promissory Note represents the first of potentially three instalments of the Working Capital Loan. The Working Capital Loan bears no interest and will be extinguished without any payment required at the consummation of a Business Combination with Su De Tang Global Corporation. The Company has borrowed a total of $147,629 under the Working Capital. As of June 30, 2025, the Company repaid an amount of $147,629. Borrowings under the note are no longer available.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2025 and September 30, 2024, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of June 30, 2025 and September 30, 2024, there were 4,249,090 shares of common stock issued and outstanding, excluding 11,500,000 shares of common stock subject to possible redemption.

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

As of June 30, 2025, assets held in the Trust Account were comprised of $121,553,746 in a money market fund that is invested primarily in U.S. Treasury Securities. For the period ended June 30, 2025, the Company did not withdraw any interest earned on the Trust Account.

As of September 30, 2024, assets held in the Trust Account were comprised of $118,601,873 in a money market fund that is invested primarily in U.S. Treasury Securities. Through September 30, 2024, the Company has not withdrawn any of the interest earned on the Trust Account.

IB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.:

Description	Level	June 30, 2025	September 30, 2024
Assets:
Cash and investments held in Trust Account	1	$121,553,746	$118,601,873

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 7, 2020 (inception) through June 30, 2025, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest and dividends earned on cash and investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had a net income of $818,610, which consists of interest and dividends earned on cash and investments held in Trust Account of $1,254,202, offset by operational costs of $172,210 and provision for income taxes of $263,382.

For the nine months ended June 30, 2025, we had a net income of $2,549,804, which consists of interest and dividends earned on cash and investments held in Trust Account of $3,875,873, offset by operational costs of $512,136 and provision for income taxes of $813,933.

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

For the nine months ended June 30, 2025, cash used in operating activities was $1,260,781. Net income of $2,594,804 was affected by the interest and dividends earned on cash and investments held in Trust Account of $3,875,873 and change in operating assets and liabilities which used $65,288 of cash for operating activities.

For the nine months ended June 30, 2024, cash used in operating activities was $767,109. Net income of $831,330 was affected by the interest earned on marketable securities held in trust account of $1,504,700 and change in operating assets and liabilities which used $93,739 of cash for operating activities.

As of June 30, 2025, we held cash and investments held in Trust Account of $121,553,746. The Trust Account can only be invested in U.S. government treasury obligations with a maturity of 185 days or less or interests in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2025, we had cash of $486,018. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Critical Accounting Policies

The preparation of unaudited financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies as of June 30, 2025.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level, due to segregation of duties, lack of supervision and review and limited documentation around controls, and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period ended June 30, 2025, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the quarter ended June 30, 2025, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

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

IB ACQUISITION CORP.

Date: August 13, 2025	By:	/s/ Adelmo Lopez
	Name:	Adelmo Lopez
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2025	By:	/s/ Christy Albeck
	Name:	Christy Albeck
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

