Form 10-K
period 2025-09-30
IB Acquisition Corp.
filed 2025-12-29
CIK 1998781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

For the transition period from _______________ to _______________

Commission File Number: 001-41988

IB ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Nevada	85-2946784
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

1200 N Federal Highway, Suite 215

Boca Raton, FL 33432

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (214) 687-0020

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

The aggregate market value of the Company’s voting and non-voting common stock held by non-affiliates computed by reference to the closing price for the common stock on March 31, 2025, as reported on the Nasdaq Stock Market was $14,835,000.

As of December 29, 2025, 5,739,970 shares of Company common stock, par value $0.0001 were issued and outstanding.

Documents Incorporated by Reference: None.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

●	“combination period” means the period following the completion of our initial public offering at the end of which, if we have not completed our initial business combination, we will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest, divided by the number of then outstanding public shares, subject to applicable law and certain conditions and as further described herein. The combination period ends on March 28, 2026, unless we amend our charter to further extend the period of time to consummate a business combination;

●	“founder shares” are to shares of our common stock purchased by our sponsor in a private placement prior to our initial public offering;

●	“I-Bankers” are to I-Bankers Securities, Inc.;

●	“initial stockholders” are to the sponsor and other direct or indirect holders of our founder shares prior to our initial public offering;

●	“management” or our “management team” are to our executive officers and directors;

●	“private placement rights” are to the rights issued as part of the units in a private placement to our sponsor simultaneously with the closing of our initial public offering;

●	“private placement shares” are to the shares of common stock included in the private placement units issued to our sponsor simultaneously with the closing of our initial public offering;

●	“public shares” are to shares of our common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided that our sponsor’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“rights” are to the rights sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“sponsor” is to I-B Good Works 4, LLC, a limited liability company;

●	“we,” “us,” “company” or “our company” are to IB Acquisition Corp., a Nevada corporation.

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

●	Adelmo “Al” Lopez, Chairman and Chief Executive Officer: Founder of Alma Coffee, former President and CEO of Blair Corporation, and former CFO of Dole Fresh Fruit International.

●	Christy Albeck, Chief Financial Officer: Founder and Managing Member of Albeck Advisors, a consulting firm specializing in pre IPO advisory services for international and domestic companies, financial due diligence, board advisory, and outsourced CFO services; former Founder and CEO of Albeck Financial Services, former partner with Calabrese Consulting (which acquired Albeck Financial Services in March 2022).

●	John Joyce, Vice Chairman: Former Chief Financial Officer of IBM, President of Asia Pacific and Head of Global Services, and Managing Director of SilverLake Partners.

●	Silvia Panigone, Director: CEO of Inhalis Therapeutics, a Swiss biotech developing inhaled drugs for life-threatening diseases, Founder of ADYA, a company focused on corporate strategy counseling, interim management, deal structuring, capital raising at a global level, and former COO at NLS (NASDAQ: NLSP), a listed company in the life sciences sector.

●	Jian Zhang, Director: CEO and Managing Partner of Yuunnan Xiaosen Venture Capital Co., Ltd., angel investment fund for internet and social media start-ups, and CEO of Hangzhou Hechuang Investment Management Co., Ltd., an investment fund focused on the agricultural sector.

●	Feng Xiangkun, Advisor: Experienced investor with analyst and fund management experience at State Grid Yingda and YuanDeKun, respectively. Mr. Feng brings with him extensive securities experience as well as a diverse network across the Asian continent.

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

Past performance of our management team, directors or advisors does not guarantee either (i) success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial business combination. You should not rely on the historical performance record of our management team as indicative of our future performance. Our directors and executive officers may have conflicts of interest with other entities to which they owe fiduciary or contractual obligations with respect to initial business combination opportunities. For a list of our executive officers, directors and entities for which a conflict of interest may or does exist between such persons and the company, as well as the priority and preference that such other entities have with respect to performance of obligations and presentation of business opportunities to us, please refer to the table and subsequent explanatory paragraph under “Management - Conflicts of Interest.”

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

We will have until 24 months from the closing of our initial public offering to consummate an initial business combination (assuming we do not amend our amended and restated articles of incorporation to extend the time we have to complete our initial business combination beyond the combination period, which would require a vote of our stockholders).

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

In connection with the Special Meeting held on September 22, 2025, stockholders holding 10,009,120 shares of the Company’s shares of common stock exercised their right to redeem their shares for cash at an approximate price of $10.60 per share of the funds in the Trust Account. As a result, approximately $106.1 million was removed from the Trust Account to pay such holders, leaving approximately $15.8 million remaining in the Trust Account. This amount is subject to change to account for the payment of tax withdrawals.

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

If our initial business combination is not completed, we may continue to try to complete a business combination with a different target until 24 months from the closing of our initial public offering.

Extension of the Combination Period

We initially had until September 28,2025, 18 months from the closing of our initial public offering, to consummate our initial Business Combination. On September 22, 2025, we held special meeting of stockholders (“2025 Special Meeting”) at which our stockholders approved, among other things, amendments to our amended and restated articles of incorporation to extend the date by which we must consummate our initial business combination from September 28, 2025 to March 28, 2026 (the “2025 Extension”). In connection with the vote to approve the 2025 Extension, the holders of 10,009,120 shares of the Company’s common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.60 per share, for an aggregate redemption amount of approximately $106.1 million. The redemptions were effected on September 28, 2025 (the “2025 Redemptions”).

Redemption of public shares and liquidation if no initial business combination

Unless the amended and restated articles of incorporation are further amended, we have until March 28, 2026 to complete our initial business combination. If we are unable to complete our initial business combination within such combination period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses, which interest shall be net of taxes payable) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Nevada law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights and the holders of founder shares, which will expire worthless if we fail to complete our initial business combination within the 24-month time period.

Our initial stockholders and I-Bankers have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares, private placement shares and Representative shares if we fail to complete our initial business combination by March 28, 2026. However, if our initial stockholders or I-Bankers acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted combination period.

Our initial stockholders, officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated articles of incorporation that would affect (i) the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by March 28, 2026 or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 both immediately before and after the consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

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

Under the NRS 78.597, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the combination period may be considered a liquidation distribution under NRS 78.590. If the corporation complies with certain procedures set forth in NRS 78.590 intended to ensure that it makes reasonable provision for all claims against it, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

If we are unable to complete our initial business combination within the combination period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of the amount of interest which may be withdrawn to pay taxes, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Nevada law to provide for claims of creditors and the requirements of other applicable law. Our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend for three years following the dissolution.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated articles of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the combination period or (B) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination within the combination period, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

Amended and Restated Articles of Incorporation

Our amended and restated articles of incorporation contain certain requirements and restrictions that will apply to us until the consummation of our initial business combination. Per our amended and restated articles of incorporation, these provisions cannot be amended without the approval of the holders of at least 65% of our common stock. Our initial stockholders, who collectively beneficially own 67.14 % of our common stock, will participate in any vote to amend our amended and restated articles of incorporation and will have the discretion to vote in any manner the initial stockholders may choose. Specifically, our amended and restated articles of incorporation provide, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which holders of public shares may seek to redeem their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) or (2) provide holders of public shares with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) in each case subject to the limitations described herein;

●	if our stockholders approve an amendment to our amended and restated articles of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the combination period or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, we will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares;

●	if we are unable to complete our initial business combination within the combination period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Nevada law to provide for claims of creditors and the requirements of other applicable law;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either immediately before or after such consummation and, solely if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

●	we will not effectuate our initial business combination with another blank check company or a similar company with nominal operations.

●	so long as we obtain and maintain a listing for our securities on Nasdaq, our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the value of the assets held in the trust account (excluding the marketing fee and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination; and

●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

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

We will be required to evaluate our internal control procedures for the fiscal year ending September 30, 2026 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We may engage our underwriters or one of their respective affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing transactions. We may pay such underwriters or their respective affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation; provided that no agreement will be entered into with the underwriters or their respective affiliates and no fees or other compensation for such services will be paid to the underwriters or their respective affiliates prior to the date that is 60 days from the date of our initial public offering, unless such payment would not be deemed underwriting compensation in connection with our initial public offering. We have a board of directors comprised of a majority of independent directors, our initial stockholders have approximately 67.14 % ownership of our common stock, and, as such, we believe any transactions between us and our underwriter will be conducted on an arm’s length basis. However, due to the relationship between our sponsor and our underwriter, any negotiations between our company and our underwriter may be deemed not to have been entered into on an arm’s length basis. Such underwriters or their respective affiliates’ financial interests tied to the consummation of a business combination transaction will give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

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

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable state law or the rules of Nasdaq or if we decide to hold a stockholder vote for business or other reasons. For instance, the Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except for as required by law, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Even if we seek stockholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the outstanding shares of our common stock do not approve of the business combination we consummate. Please see the section entitled “Proposed Business - Stockholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

If we seek stockholder approval of our initial business combination, our initial stockholders, officers, and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Unlike many other blank check companies in which the initial stockholders, officers and directors agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our initial stockholders, officers and directors have agreed to vote their founder shares, private placement shares, and any public shares purchased during or after our initial public offering, in favor of our initial business combination. Our initial stockholders own 67.14% of our outstanding shares of common stock immediately following the completion of our initial public offering. As a result, in addition to the founder shares and private placement shares held by our sponsor and the 350,000 Representative shares held by I-Bankers, we would not need any of the 10,000,000 public shares sold as part of the units in our initial public offering, to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved (assuming the underwriters’ over-allotment option is not exercised). Furthermore, assuming only the minimum number of stockholders required to be present at the stockholders’ meeting held to approve our initial business combination are present at such meeting, in addition to the founder shares and private placement shares held by our initial stockholders and the 350,000 Representative shares held by I-Bankers, we would not need any of the 10,000,000 public shares sold as part of the units in our initial public offering, to be voted in favor of our initial business combination in order to have such transaction approved (assuming the underwriters’ over-allotment option is not exercised). In addition, in the event that our board of directors amends our bylaws to reduce the number of shares required to be present at a meeting of our stockholders, we would need even fewer public shares to be voted in favor of our initial business combination to have such transaction approved.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within the combination period. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.05 per share, or less than such amount in certain circumstances.

We must complete our initial business combination within 24 months from the closing of our initial public offering. We may not be able to find a suitable target business and complete our initial business combination within such time period. Furthermore, our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including the impact of events such as the wars involving Russia and Ukraine, and in the Middle East.

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

Since the net proceeds of our initial public offering and the sale of the private placement units are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,001 and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, we will have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

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

If the net proceeds of our initial public offering and the sale of the private placement units not being held in the trust account are insufficient to allow us to operate for at least the combination period, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.05 per share, or less than such amount in certain circumstances, and our rights will expire worthless.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the combination period, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the combination period; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.05 per share on the liquidation of our trust account and our rights will expire worthless. In certain circumstances, our public stockholders may receive less than $10.05 per share upon our liquidation.

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

In light of the involvement of our initial stockholders, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our initial stockholders, executive officers and directors. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Management - Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our initial stockholders, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Proposed Business - Effecting our initial business combination - Selection of a target business and structuring of our initial business combination” and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm, or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our executive officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

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

Our search for an initial business combination, and any target business with which we ultimately consummate an initial business combination, may be materially adversely affected by new outbreaks, or continuation of any existing outbreaks, of any infectious disease (such as COVID-19) and other events, and the status of debt and equity markets.

Any new outbreaks, or continuation of any existing outbreaks, of any infectious disease (such as COVID-19) or other events (such as terrorist attacks, armed conflicts or natural disasters) could adversely affect economies and financial markets worldwide, and the business of any potential target business with which we consummate an initial business combination could be materially and adversely affected. Furthermore, we may be unable to complete an initial business combination if concerns relating to any outbreak of a disease restricts travel or limits the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers. The extent to which any new outbreak or the continuation of any existing situation impacts our search for an initial business combination will depend on future developments, which are highly uncertain and cannot be predicted. If any such event (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continues for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business with which we ultimately consummate an initial business combination, may be materially adversely affected.

In addition, our ability to consummate an initial business combination may be dependent on the ability to raise equity and debt financing which may be impacted by outside events (such as terrorist attacks, natural disasters or a significant outbreak of infectious diseases), including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

Changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our search for an initial business combination target, our ability to complete an initial business combination, and/or our business, financial condition and results of operations following completion of an initial business combination.

There have recently been significant changes to international trade policies and tariffs affecting imports and exports. The U.S. has implemented a range of new tariffs and increases to existing tariffs, and, in response to the tariffs announced by the U.S., other countries have imposed new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, government regulations and tariffs. We cannot predict whether, and to what extent, current tariffs will continue, or trade policies will change in the future. Any significant increases in tariffs on goods or materials or other changes in trade policy, or the perception that such changes could occur, could negatively affect our search for a target business and/or our ability to complete an initial business combination. For example, if we pursue a target company which sources or manufactures material components outside of the U.S., these changes could materially impact such target company’s business and financial performance. Similarly, if we pursue a target company which exports products outside of the U.S., retaliatory tariff and trade measures imposed by other countries could affect such target’s ability to export products and therefore adversely affect its sales. We may not be able to adequately address the risks presented by these tariffs or other potential trade policy changes. As a result, we may deem it costly, impractical or risky to complete an initial business combination with a particular target or with a target in a particular industry or from a particular country. Consequently, the pool of potential target companies may be reduced, which could impair our ability to identify a suitable target and to complete an initial business combination. The business prospects of a target company could change even after we enter into a business combination agreement, as a result of tariffs or the threat of tariffs that may have a material impact on the target’s business. Accordingly, changes in trade and tariff policies could prevent or make it difficult or more expensive for us to complete an initial business combination. Tariffs and threats of tariffs and other potential trade policy changes could also lead to material adverse effects on our post-business combination company.

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

For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Management - Directors and Executive Officers,” “Management - Conflicts of Interest” and “Certain Relationships and Related Party Transactions.”

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

The founder shares held by our initial stockholders will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased 610,500 private placement units, for an aggregate purchase price of $6,105,000. All of the foregoing private placement units will also be worthless if we do not consummate our initial business combination. The personal and financial interests of our sponsor, of which our executive officers and directors are members, may influence our executive officers and directors motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of our initial public offering nears, which is the deadline for our completion of an initial business combination.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated articles of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the combination period or (B) with respect to any other provision relating to stockholders’ rights or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our business combination within the combination period, subject to applicable law and as further described herein. Stockholders who do not exercise their rights to the funds in connection with an amendment to our articles of incorporation would still have rights to the funds in connection with a subsequent business combination. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or rights, potentially at a loss.

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

We may issue a substantial number of additional shares of common stock, and may issue shares of preferred stock, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our amended and restated articles of incorporation provide that we may not issue securities that can vote with common stockholders on matters related to our pre-business combination activity). The price at which we issue any shares may be lower than the price you paid for the units in our initial public offering or at a price lower than the trading price of our common stock at the time we commit to such issuance or at the actual issuance of such shares. However, our amended and restated articles of incorporation provide, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated articles of incorporation, like all provisions of our amended and restated articles of incorporation, may be amended with a stockholder vote. However, our initial stockholders, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated articles of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the combination period or (B) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. The issuance of additional shares of common or preferred stock:

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

Our initial stockholders own 67.14 % of our issued and outstanding shares of common stock. Accordingly, our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated articles of incorporation and approval of major corporate transactions. If our initial stockholders purchase any units in our initial public offering or additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their influence.

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

We offered our units at an offering price of $10.00 per unit and the amount in our trust account is $10.05 per public share, implying an initial value of $10.05 per public share. However, prior to our initial public offering, our sponsor paid a nominal aggregate purchase price of $3,000 for the founder shares, or approximately $0.0009 per share. As a result, the value of your public shares may be significantly diluted upon the consummation of our initial business combination, due to the founder shares. For example, the following table shows the dilutive effect of the founder shares on the implied value of the public shares upon the consummation of our initial business combination, assuming that our equity value at that time is $11.78 million, which is the amount we would have for our initial business combination in the trust account after payment of $4.025 million for the M&A fee, none of the rights are converted into common stock, no interest is earned on the funds held in the trust account, and no public shares are redeemed in connection with our initial business combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our public shares, the business combination transaction costs, any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our private placement units. At such valuation, each of our shares of common stock would have an implied value of $2.05 per share upon consummation of our initial business combination, which would be a 79.5% decrease as compared to the initial implied value per public share of $10.00 (the price per unit in our initial public offering, assuming no value to the rights).

Public shares	1,490,880
Founder shares	3,243,590
Private placement shares	610,500
Representative shares	395,000
Total shares	5,739,970
Total funds in trust available for initial business combination (less the M&A fee)	$11,775,000
Initial implied value per public share	$10.05
Implied value per share upon consummation of initial business combination	$2.05

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

In recent years, the United States and other markets have experienced cyclical or episodic downturns, and worldwide economic conditions remain uncertain, including as a result of supply chain disruptions, the Ukraine-Russia conflict, conflicts in the Middle East, instability in the U.S. and global banking systems, rising fuel prices, increasing interest rates or foreign exchange rates and high inflation and the possibility of a recession.

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

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

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

Holders

As of December 26, 2025, there were five holders of record for our shares common stock and one holder of record of our rights.

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

We did not repurchase any of our equity securities during the year ended September 30, 2025.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 7, 2020 (inception) through September 30, 2025, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest and dividends earned on cash and investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended September 30, 2025, we had a net income of $3,416,169, which consists of interest and dividends earned on cash and investments held in Trust Account of $5,130,712, partially offset by provision for income taxes of $965,635 and operating costs of $748,908.

For the year ended September 30, 2024, we had a net income of $1,867,387, which consists of interest and dividends earned on cash and investments held in Trust Account of $3,026,873 offset by provision for income taxes of $635,512 and operating costs of $523,974.

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

For the year ended September 30, 2025, cash used in operating activities was $1,318,100. Net income of $3,416,169 was affected by the interest and dividends earned on cash and investments held in Trust Account of $5,130,712 and change in operating assets and liabilities which provided $396,443 of cash for operating activities.

For the year ended September 30, 2024, cash used in operating activities was $820,959. Net income of $1,867,387 was impacted by interest earned on cash and investments held in the trust account of $3,026,873 and changes in operating assets and liabilities of $338,527.

As of September 30, 2025, we held cash and investments held in Trust Account of $15,890,194. The Trust Account can only be invested in U.S. government treasury obligations with a maturity of 185 days or less or interests in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2025, we had cash of $428,700 and restricted cash of $787,365. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates as of September 30, 2025.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-07 became effective as of December 31, 2024 and our management adopted ASU 2023-07 in our financial statements and related disclosures (see Note 10).

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level, due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended September 30, 2025 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at September 30, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of September 30, 2025 due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and officers are as follows:

Name	Age	Title
Adelmo “Al” Lopez	60	Chairman and Chief Executive Officer
Christy Albeck	72	Chief Financial Officer
John Joyce	72	Vice Chairman
Silvia Panigone	54	Director
Jian Zhang	43	Director

Adelmo “Al” Lopez - Chairman and Chief Executive Officer

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

Christy Albeck - Chief Financial Officer

Ms. Albeck has served as CFO of the Company since January 2024. Ms. Albeck has over 30 years of experience operating as an outsourced CFO in venture-backed public and private companies. Since October 2025, Ms. Albeck has served as Founder and Managing Member of Albeck Advisors, a consulting firm specializing in pre-audit work for international and domestic companies, financial due diligence, and board and CFO advisory services. From March 2022 to September 2025, Ms. Albeck served as a Partner at Calabrese Consulting, a Financial Accounting and Advisory Services firm. From November 1987 to March 2022, Ms. Albeck served as Founder and CEO of Albeck Financial Services, a consulting firm specializing in pre-audit work for international and domestic public companies and private companies in the process of going public, which was acquired by Albeck Financial Services in March 2022. Ms. Albeck has expertise in financial due diligence and SEC reporting, having provided consulting and advisory services for over 125 SPACs. Ms. Albeck holds a Bachelor of Science in Accounting from the University of Houston.

John Joyce - Vice Chairman

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

Silvia Panigone - Director

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

Jian Zhang - Director

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

Feng Xiangkun - Advisor

Mr. Feng serves as an Advisor to the Company upon the effective date of the registration statement of which this prospectus forms a part. Mr. Feng has extensive experience in corporate capital strategy, IPO incubation, private equity, securities funds, legal risk control, and market value management of listed companies, and more than 12 years of experience investing in leading enterprises of listed companies. Mr. Feng currently serves as Chairman at YuanDeKun Investment Group Co., Ltd. From July 2009 to July 2010 he served as a Securities Analyst at State Grid Yingda. From January 2011 to March 2015, Mr. Feng advised high net worth individuals on asset management. From April 2015 to September 2019 he served as Fund Manager for YuanDeKun Private Equity Fund Management (Nanjing) Co. Mr. Feng graduated from Xiamen University in 2010 with a Bachelor of Social Work and Management.

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

The following table summarizes the relevant pre-existing fiduciary or contractual obligations of our officers and directors:

Individual	Entity	Position at affiliated entity
Adelmo “Al” Lopez	Finca Terrerito/Alma Coffee LLC	Chairman & Chief Executive Officer

	Worldwide Business Advisory Services LLC	Chairman & Founder

Christy Albeck	Albeck Financial Services Inc.	Founder & Chief Executive Officer

	Calabrese Consulting	Partner

	Albeck Advisors	Founder & Managing Member

Silvia Panigone	ADYA Consulting SAGL	Chief Executive Officer & Founder

	NLS Pharmaceutics	Chief Operating Officer

	Inhalis Therapeutics SA	Chief Executive Officer

	Teoresi SPA	Board Member

	Outcome Capital	Managing Director & Advisor

Jian Zhang	Yunnan Xiaosen Venture Capital Co., Ltd	Chief Executive Officer

	Hangzhou Hechuang Investment Management Co., Ltd	Chief Executive Officer

	Yunnan Jimaoxin Information Technology Co., Ltd	Director

	Shenzhen Zenyi Tonglian Technology Co., Ltd	Director

	Zhuhai Meining Technology Co., Ltd	Director

	Distoken Acquisition Corporation	Chairman & Chief Executive Officer

John Joyce	NetX Fund	Executive Chairman

	Globality, Inc.	Director

	St. Thomas Aquinas Academy	Vice Chairman

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

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	Our sponsor subscribed for founder shares prior to the date of this prospectus and will purchase private placement units in a transaction that will close simultaneously with the closing of our initial public offering.

●	Our initial stockholders and I-Bankers have agreed to waive their redemption rights with respect to their founder shares, private placement shares, Representative shares and any public shares they hold in connection with the consummation of our initial business combination. Additionally, our initial stockholders and I-Bankers have agreed to waive their redemption rights with respect to their founder shares, private placement shares and Representative shares if we fail to consummate our initial business combination within the combination period, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of December 26, 2025 based on information obtained from the persons named below, with respect to the beneficial ownership of our shares of common stock, by:

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

Common Stock
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Common Stock(3)
Adelmo “Al” Lopez(4)	-	-
Christy Albeck(4)	-	-
Silvia Panigone(4)	-	-
Jian Zhang(4)	-	-
John Joyce(4)	-	-
All directors and executive officers as a group (5 individuals)	-	-
5% Holders
I-B Good Works 4, LLC	2,837,576	49.4%
James Michael McCrory(5)	1,016,514	17.7%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals c/o I-B Good Works 4, LLC, 1200 N Federal Highway, Suite 215, Boca Raton, FL 33432.

(2)	Interests shown consist solely of founder shares.

(3)	Based on 5,739,970 shares of common stock outstanding.

(4)	Our officers and directors are members of our sponsor, I-B Good Works 4, LLC, and indirectly hold interests in the Company as follows: Al Lopez holds a 4.62% equity interest, which represents the right to receive 150,000 founder shares; Christy Albeck holds a 2.31% equity interest, which represents the right to receive 75,000 founder shares; Silvia Panigone holds a 1.54% equity interest, which represents the right to receive 50,000 founder shares; Jian Zhang holds a 1.54% equity interest, which represents the right to receive 50,000 founder shares; and John Joyce holds a 3.08% equity interest, which represents the right to receive 100,000 founder shares. In addition to the interest held by Jian Zhang representing the right to receive founder shares, Jian Zhang, through an affiliate, holds a 26.8% equity interest in our sponsor, which represents the right to receive 869,565 founder shares and 200,000 private placement units. Each of our officers and directors disclaims any beneficial ownership other than to the extent of his or her pecuniary interest in our sponsor.

(5)	On February 28, 2024 the sponsor distributed 1,016,514 founder shares to one of its members, James Michael McCrory, resulting in Mr. McCrory holding his founder shares directly rather than indirectly through the sponsor.

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

We entered into an Administrative Services Agreement pursuant to which we pay Christy Albeck, our Chief Financial Officer, a total of $5,000 per month for office space, utilities, secretarial support and other administrative and consulting services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes a maximum of 24 months, Christy Albeck will be paid a total of $120,000 ($5,000 per month) for office space, utilities, secretarial support and other administrative and consulting services and will be entitled to be reimbursed for any out-of-pocket expenses.

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

Audit Fees. For the year ended September 30, 2025 and 2024, fees were approximately $103,000 and $90,000, for the services MaloneBailey performed in connection with our initial public offering, review of the financial information included in our Quarterly Reports on Form 10-Q for the respective periods and the audit of our September 30, 2025 and 2024 financial statements included in this Annual Report.

Audit-Related Fees. For the year ended September 30, 2025 and 2024, MaloneBailey did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended September 30, 2025 and 2024, fees were approximately $3,605 and $0, for tax compliance, tax advice and tax planning services.

All Other Fees. For the year ended September 30, 2025 and 2024, MaloneBailey did not render any services to us other than those set forth above.

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

3.	Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed March 29, 2024)
3.2	First Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed with the SEC on September 24, 2025)
3.3	Bylaws (incorporated by reference to Exhibit 3.2 of the Form S-1 file no 333-275650)
4.1	Rights Agreement, dated March 25, 2024, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed with the SEC on March 29, 2024)
4.2	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.3 of the Annual Report on Form 10-K, filed with the SEC on December 26, 2024)
10.1	Letter Agreement, dated March 25, 2024, by and among the Company, I-B Good Works 4, LLC, James Michael McCrory, I-Bankers Securities, Inc., IB Capital LLC, and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on March 29, 2024)
10.2	Investment Management Trust Agreement, dated March 25, 2024, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed with the SEC on March 29, 2024)
10.3	Amendment No. 1 to the Investment Management Trust Agreement, dated September 22, 2025, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on September 24, 2025)
10.4	Registration Rights Agreement, dated March 25, 2024, among the Company and certain security holders (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K, filed with the SEC on March 29, 2024)
10.5	Form of Private Placement Units Purchase Agreement between the Registrant and the parties thereto (incorporated by reference to Exhibit 10.4 of the Form S-1 file no 333-275650)
10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 of the Form S-1 file no. 333-275650)
10.7	Administrative Services Agreement, dated January 24, 2024, by and between the Company and Christy Albeck (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K, filed with the SEC on March 29, 2024)
10.8	Business Combination Marketing Agreement dated March 25, 2024 between the Company and I-Bankers Securities, Inc. (incorporated by reference to Exhibit 1.2 of the Current Report on Form 8-K, filed with the SEC on March 29, 2024)
14	Code of Ethics (incorporated by reference to exhibit 14 of the Form S-1 file no. 333-275650)
19	Insider Trading Policy (incorporated by reference to Exhibit 19 of the Annual Report on Form 10-K, filed with the SEC on December 26, 2024)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 of the Annual Report on Form 10-K, filed with the SEC on December 26, 2024)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

IB ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

IB Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of IB Acquisition Corp. (the “Company”) as of September 30, 2025 and 2024, and the related statements of operations, stockholders’ (deficit) equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time and the Company’s business plan is dependent on the completion of a business combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ MaloneBailey LLP
www.malonebailey.com
We have served as the Company’s auditor since 2024.
Houston, Texas
December 29, 2025

IB ACQUISITION CORP.

BALANCE SHEETS

	September 30,
	2025	2024
Assets
Current assets
Cash	$428,700	$822,799
Cash – restricted	787,365	—
Prepaid expenses	27,833	36,216
Short-term prepaid insurance	—	339,500
Total current assets	1,243,898	1,198,515

Cash and investments held in Trust Account	15,890,194	118,601,873
Total Assets	$17,134,092	$119,800,388

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$73,757	$86,718
Income taxes payable	694,245	635,512
Excise taxes payable	1,061,310	—
Due to Sponsor	2,788	—
Total current liabilities	1,832,100	722,230
Total Liabilities	1,832,100	722,230

Commitments and contingencies (Note 6)
Common stock subject to possible redemption, 1,490,880 and 11,500,000 shares at redemption value of $10.72 and 10.26 per share at September 30, 2025 and 2024, respectively	15,983,315	117,966,361

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2025 and 2024	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 4,249,090 shares issued and outstanding as of September 30, 2025 and 2024, respectively	425	425
Additional paid-in capital	—	—
Retained Earnings (Accumulated Deficit)	(681,748)	1,111,372
Total Stockholders’ (Deficit) Equity	(681,323)	1,111,797
Total Liabilities and Stockholders’ (Deficit) Equity	$17,134,092	$119,800,388

The accompanying notes are an integral part of the financial statements.

IB ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended September 30,
	2025	2024
General and administrative expenses	$748,908	$523,974
Loss from operations	(748,908)	(523,974)

Other income:
Interest and dividends earned on cash and investments held in Trust Account	5,130,712	3,026,873
Other income	5,130,712	3,026,873

Income before provision for income taxes	4,381,804	2,502,899
Provision for income taxes	(965,635)	(635,512)
Net income	$3,416,169	$1,867,387

Basic weighted average common stock outstanding, redeemable	11,253,200	5,860,274
Basic net income per common stock, redeemable	$0.22	$0.20
Diluted weighted average common stock outstanding, redeemable	11,253,200	5,860,274
Diluted net income per common stock, redeemable	$0.22	$0.19
Basic weighted average common stock outstanding, non-redeemable	4,249,090	3,548,500
Basic net income per common stock, non-redeemable	$0.22	$0.20
Diluted weighted average common stock outstanding, non-redeemable	4,249,090	3,755,982
Diluted net income per common stock, non-redeemable	$0.22	$0.19

The accompanying notes are an integral part of the financial statements.

IB ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

	Common Stock		Additional Paid-in	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Capital	(Accumulated Deficit)	(Deficit)
Balance — September 30, 2023	3,243,590	$324	$2,676	$(8,434)	$(5,434)

Sale of 610,500 private placement units	610,500	61	6,104,939	—	6,105,000

Fair value of rights included in public units	—	—	2,415,000	—	2,415,000

Allocated value of transaction costs to common stock	—	—	(184,528)	—	(184,528)

Issuance of 395,000 representative shares	395,000	40	3,867,010	—	3,867,050

Remeasurement of Common Stock subject to possible redemption	—	—	(12,205,097)	(747,581)	(12,952,678)

Net income	—	—	—	1,867,387	1,867,387

Balance — September 30, 2024	4,249,090	$425	$—	$1,111,372	$1,111,797

Remeasurement of Common Stock subject to possible redemption	—	—	—	(4,147,979)	(4,147,979)

Excise tax payable attributable to redemption of Common Stock	—	—	—	(1,061,310)	(1,061,310)

Net income	—	—	—	3,416,169	3,416,169

Balance — September 30, 2025	4,249,090	$425	$—	$(681,748)	$(681,323)

The accompanying notes are an integral part of the financial statements.

IB ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$3,416,169	$1,867,387
Adjustments to reconcile net income to net cash used in operating activities:
Interest and dividends earned on cash and investments held in Trust Account	(5,130,712)	(3,026,873)
Changes in operating assets and liabilities:
Prepaid expenses	8,383	(36,216)
Short-term prepaid insurance	339,500	(339,500)
Due to Sponsor	2,788	—
Accounts payable and accrued expenses	(12,961)	78,731
Income taxes payable	58,733	635,512
Net cash used in operating activities	(1,318,100)	(820,959)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay income taxes	1,711,366	—
Cash withdrawn from Trust Account in connection with redemption	106,131,025	—
Investment of cash into Trust Account	—	(115,575,000)
Net cash provided by (used in) investing activities	107,842,391	(115,575,000)

Cash Flows from Financing Activities:
Proceeds from sale of units, net of underwriting discounts paid	—	111,550,000
Proceeds from sale of private placement units	—	6,105,000
Proceeds from promissory note	147,629	—
Repayment of promissory note	(147,629)	—
Advances from related party	—	2,249,805
Repayment of advances from related party	—	(2,299,805)
Payment of offering costs	—	(438,795)
Redemptions of common stock	(106,131,025)	—
Net cash used in financing activities	(106,131,025)	117,166,205

Net Change in Cash and cash equivalents and Restricted Cash	393,266	770,246
Cash and cash equivalents and Restricted Cash – Beginning of period	822,799	52,553
Cash and cash equivalents and Restricted Cash – End of period	$1,216,065	$822,799

Cash and cash equivalents and Restricted Cash – End of period
Cash	428,700	822,799
Cash – restricted	787,365	—
Cash and cash equivalents and Restricted Cash – End of period	$1,216,065	$822,799

Non-Cash investing and financing activities:
Issuance of representative shares	$—	$3,867,050
Representative warrants deferred offering cost allocation	$—	$81,208
Remeasurement of Common Stock subject to possible redemption	$4,147,979	$12,952,678
Excise tax payable attributable to redemption of Common Stock	$1,061,310	$—

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

As of September 30, 2025, the Company had not yet commenced any operations. All activity through September 30, 2025, relates to the Company’s formation, initial public offering (the “Initial Public Offering” as further defined below) and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected September 30 as its fiscal year end.

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

If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders, which are holders of the Founder Shares, have agreed to (i) waive their redemption rights with respect to their Private Placement Shares (as defined below) in connection with the completion of the Business Combination, (ii) waive their redemption rights with respect to their Founder Shares (defined below), Private Placement Shares (defined below) and any Public Shares they hold in connection with a stockholder vote to approve an amendment to the Company’s amended and restated articles of incorporation (a) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the Business Combination within the combination period or (b) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Private Placement Shares if the Company fails to complete the Business Combination within the combination period. In addition, the Sponsor has agreed to vote any Private Placement Shares held by it in favor of the Business Combination.

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

The Company initially had until 18 months from the closing of the Initial Public Offering to complete a Business Combination, and further extended, as described below, to 24 months from the closing of the Initial Public Offering to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less up to $100,000 of interest to pay dissolution expenses, which shall be net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to its obligations under Nevada law to provide for claims of creditors and the requirements of other applicable law.

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

On September 22, 2025, the Company held the Special Meeting and the stockholders approved the Company’s First Amendment to its Amended and Restated Articles of Incorporation (the “Extension Amendment”). The Extension Amendment, among other things, (i) extends the date by which the Company must consummate its initial business combination to March 28, 2026 or such later date as may be approved by the Company’s stockholders in accordance with its amended and restated articles of incorporation; (ii) provides that, prior to the earliest of the completion of a business combination, the redemption of 100% of the Offering Shares if the Company is unable to complete its initial Business Combination by March 28, 2026, and the redemption of shares in connection with a vote seeking to amend any provisions of the Company’s Amended and Restated Articles relating to stockholders’ rights or any pre-initial Business Combination activity, funds in the Company’s trust account will not be released, other than interest to pay franchise and income taxes; (iii) sets forth the redemption and liquidation procedures if the Company does not consummate a business combination by the March 28, 2026; and (iv) provides public stockholders with the right to redeem their shares in connection with any amendment that modifies the substance or timing of the Company’s obligation to redeem 100% of the public shares if it has not consummated a business combination by March 28, 2026, or with respect to other material pre-business combination provisions, subject to the applicable redemption limitation.

In connection with the Special Meeting, stockholders holding 10,009,120 shares of the Company’s shares of common stock exercised their right to redeem their shares for cash at an approximate price of $10.60 per share of the funds in the Trust Account. As a result, approximately $106.1 million was removed from the Trust Account to pay such holders, leaving approximately $15.8 million remaining in the Trust Account. This amount is subject to change to account for the payment of tax withdrawals.

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law in the United States. The significant provisions of OBBBA include the permanent extension and modification of certain provisions of the Tax Cuts and Jobs Act, including international tax provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented in later years. The Company is evaluating the provisions of OBBBA but it is not expected to have a material impact on the Company’s financial statements.

Excise Tax

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

During the second quarter of 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the excise tax. These regulations provided that the filing and payment deadline for any liability incurred during the period from January 1, 2023 to December 31, 2023 would be October 31, 2024. The Company is currently evaluating its options with respect to this obligation. Any amount of such excise tax not paid in full, will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full.

In connection with the Special Meeting held on September 22, 2025, stockholders holding 10,009,120 shares of the Company’s shares of common stock exercised their right to redeem their shares for cash at an approximate price of $10.60 per share of the funds in the Trust Account. As a result, approximately $106.1 million was removed from the Trust Account to pay such holders, leaving approximately $15.8 million remaining in the Trust Account. This amount is subject to change to account for the payment of tax withdrawals. The Company has recorded 1% excise tax based on the amount redeemed or an aggregate amount of $1,061,310 excise tax payable. As of September 30, 2025 and September 30, 2024, the Company’s aggregate excise tax payable amounted to $1,061,310 and $0, respectively.

Going Concern Consideration

As of September 30, 2025, the Company had $428,700 in cash, $787,365 in restricted cash and a working capital deficit of $588,202. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through a Business Combination. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had $428,700 and $822,799 in cash as of September 30, 2025, and September 30, 2024, respectively, and no cash equivalents.

Cash – Restricted

Cash that is encumbered or otherwise restricted as to its use is included in cash – restricted. As of September 30, 2025 and 2024, the balance was $787,365 and $0, respectively. Cash – restricted at September 30, 2025 represents cash that was withdrawn from the Trust Account to pay income taxes but is yet to be utilized at the end of the period.

Cash and investments held in Trust account

As of September 30, 2025 and 2024, all of the assets held in the Trust Account were held in money market funds which are invested only in U.S. government securities. Investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period. Interest and dividends earned from investments in these securities are included in the statements of operations.

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

Common Stock Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Rights) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against retained earnings or additional paid-in capital in the absence of retained earnings. Accordingly, as of September 30, 2025 and 2024, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against retained earnings or additional paid-in capital in the absence of retained earnings.

In connection with the Special Meeting held on September 22, 2025, stockholders holding 10,009,120 shares of the Company’s shares of common stock exercised their right to redeem their shares for cash at an approximate price of $10.60 per share of the funds in the Trust Account. As a result, approximately $106.1 million was removed from the Trust Account to pay such holders, leaving approximately $15.8 million remaining in the Trust Account. This amount is subject to change to account for the payment of tax withdrawals.

As of September 30, 2025 and 2024, the common stock subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Rights	(2,415,000)
Common stock issuance costs	(7,571,317)
Plus:
Remeasurement of carrying value to redemption value	12,952,678
Common stock subject to possible redemption, September 30, 2024	117,966,361
Less:
Redemptions of common stock	(106,131,025)
Plus:
Remeasurement of carrying value to redemption value	4,147,979
Common stock subject to possible redemption, September 30, 2025	$15,983,315

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2025 and 2024, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 22.04% and 25.39% for the year ended September 30, 2025 and 2024, respectively. The effective tax rate differs from the statutory tax rate of 21% for the period ended September 30, 2025 and 2024, due to the valuation allowance on the deferred tax assets, interest and penalties and true up of startup costs per 2024 filed return.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted net income per share does not consider the effect of the rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the rights are contingent upon the occurrence of future events. As of September 30, 2025 and 2024, the rights are exercisable to purchase 605,525 shares of common stock in the aggregate. The weighted average of these shares was excluded from the calculation of diluted net income common stock since the inclusion of such rights would be anti-dilutive. The rights cannot be converted to shares of common stock prior to an initial Business Combination; therefore, they have been classified as anti-dilutive.

The following table reflects the calculation of basic and diluted net income per common stock (in dollars, except per share amounts):

	For the Year Ended September 30,
	2025		2024
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic net income per common share
Numerator:
Allocation of net income	$2,479,816	$936,353	$1,163,106	$704,281
Denominator:
Basic weighted-average shares outstanding	11,253,200	4,249,090	5,860,274	3,548,500
Basic net income per common share	$0.22	$0.22	$0.20	$0.20

	For the Year Ended September 30,
	2025		2024
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Diluted net income per common share
Numerator:
Allocation of net income	$2,479,816	$936,353	$1,138,010	$729,377
Denominator:
Diluted weighted average shares outstanding	11,253,200	4,249,090	5,860,274	3,755,982
Diluted net income per common share	$0.22	$0.22	$0.19	$0.19

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on the cash account and management believes that the Company is not exposed to significant risks on such account. Uninsured cash amount as of September 30, 2025 and 2024, are $966,065 and $572,799, respectively.

Fair value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-07 became effective as of December 31, 2024 and the Company’s management adopted ASU 2023-07 in its financial statements and related disclosures (see Note 10).

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERINGs

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

Due to Sponsor

During the year ended September 30, 2025, the Sponsor incurred travel expenses amounting to $2,788 which are reimbursable by Su De Tang Global Corporation, the reimbursement was paid to the Company through the proceeds of the working capital loans. As of September 30, 2025 and 2024, the Company had due to Sponsor, non-interest bearing and due on demand in the amount of $2,788 and $0, respectively.

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

The fair value of the 425,000 shares granted through March 28, 2024, to the Company’s directors and director nominees was approximately $1,734,000 or approximately $4.08 per share. The fair value of the additional 50,000 shares granted on September 11, 2024, to the Company’s directors and director nominees was approximately $499,000 or approximately $9.98 per share. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2025, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

The Founder Shares issued to the directors and director nominees were valued using a Black-Scholes model. The following criteria presents the quantitative information regarding market assumptions used in the Founder Share valuations:

	November 15, 2023	January 15, 2024
Volatility	5.0%	5.0%
Risk-free rate	4.8%	4.1%
Spot price	$8.95	$9.32
Discount of lack of marketability (DLOM)	0.2%	0.4%

Administrative Support Agreement

The Company entered into an Administrative Services Agreement pursuant to which the Company agreed to pay the Chief Financial Officer a sum of $5,000 per month commencing on October 1, 2023. Upon completion of the initial business combination or the liquidation, the Company will cease paying these monthly fees. On January 22, 2024, the Company’s Chief Financial Officer resigned, and the Administrative Services Agreement was terminated.

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

For the year ended September 30, 2025, the Company incurred $60,000 in fees for these services, of which $15,000 is recorded as accrued expenses in the balance sheet as of September 30, 2025. For the year ended September 30, 2024, the Company incurred $45,000 in fees for these services, of which $15,000 is included in accrued expenses in the accompanying balance sheet as of September 30, 2024

NOTE 6. COMMITMENTS AND CONTINGENCY

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

Working Capital Loan

On September 16, 2024, the Company issued an unsecured promissory note in the principal amount of $150,000 to Su De Tang Global Corporation (the “Working Capital Loan”). The principal balance of this Promissory Note represents the first of potentially three instalments of the Working Capital Loan. The Working Capital Loan bears no interest and will be extinguished without any payment required at the consummation of a Business Combination with Su De Tang Global Corporation. The Company has borrowed a total of $147,629 under the Working Capital. As of September 30, 2025, the Company repaid an amount of $147,629. Borrowings under the note are no longer available.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025 and 2024, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of September 30, 2025 and 2024, there were 4,249,090 shares of common stock issued and outstanding, excluding 1,490,880 and 11,500,000 shares of common stock subject to possible redemption.

NOTE 8. INCOME TAX

The Company did not have any significant deferred tax assets or liabilities at September 30, 2025 and 2024.

The Company’s net deferred tax asset (liabilities) are as follows:

	September 30
	2025	2024
Deferred tax assets
Net operating loss carryforward	$—	$—
Startup Costs	153,540	111,674
Total deferred tax assets	153,540	111,674
Valuation allowance	(153,540)	(111,674)
Deferred tax assets, net of allowance	$—	$—

The income tax provision for the year ended September 30, 2025 and 2024 consists of the following:

	September 30,
	2025	2024
Federal
Current	$965,635	$635,512
Deferred	(41,866)	(109,903)
State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	41,866	109,903
Income tax provision	$965,635	$635,512

As of September 30, 2025 and 2024, the Company had a total of $0 and $0, respectively, of U.S. federal net operating loss carryovers available to offset future taxable income. The federal net operating loss can be carried forward indefinitely. As of September 30, 2025 and 2024, the Company did not have any state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended September 30, 2024, the change in the valuation allowance was $109,903. For the year ended September 30, 2025, the change in the valuation allowance was $41,866.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	September 30,
	2025	2024
Statutory federal income tax rate	21.00%	21.00%
Interest and penalties	0.08%	0.00%
True up - Startup Costs and Net Operating Loss per 2024 filed tax return	(2.55)%	0.00%
Change in valuation allowance	3.51%	4.39%
Income tax provision	22.04%	25.39%

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

As of September 30, 2025, assets held in the Trust Account were comprised of $15,890,194 in a money market fund that is invested primarily in U.S. Treasury Securities. For the period ended September 30, 2025, the Company had withdrawn $1,711,366 of interest earned on the Trust Account to pay for income taxes and $106,131,025 from Trust Account in connection with redemptions.

As of September 30, 2024, assets held in the Trust Account were comprised of $118,601,873 in a money market fund that is invested primarily in U.S. Treasury Securities. Through September 30, 2024, the Company has not withdrawn any of the interest earned on the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.:

Description	Level	September 30, 2025	September 30, 2024
Assets:
Cash and investments held in Trust Account	1	$15,890,194	$118,601,873

NOTE 10. SEGMENT INFORMATION

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

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews key metrics, which includes general and administrative expenses and interest and dividends earned on cash and investments held in Trust Account which are included in the statements of operations.

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

NOTE 11. SUBSEQUENT EVENTS

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

Date: December 29, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Al Lopez	Chairman and Chief Executive Officer	December 29, 2025
Al Lopez	(Principal Executive Officer)

/s/ Christy Albeck	Chief Financial Officer	December 29, 2025
Christy Albeck	(Principal Financial and Accounting Officer)

/s/ John Joyce	Vice Chairman	December 29, 2025
John Joyce

/s/ Jian Zhang	Director	December 29, 2025
Jian Zhang

/s/ Silvia Panigone	Director	December 29, 2025
Silvia Panigone

70