Form 10-Q
period 2025-12-31
IB Acquisition Corp.
filed 2026-02-11
CIK 1998781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

(214) 687-0020

(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares of common stock, par value $0.0001 per share	IBAC	The NASDAQ Stock Market LLC
Rights, each entitling the holder to receive one-twentieth of one share of common stock	IBACR	The NASDAQ Stock Market LLC

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

As of February 11, 2026, there were 5,739,970 shares of common stock, $0.0001 par value, issued and outstanding.

IB ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2025

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

IB ACQUISITION CORP.

BALANCE SHEETS

(UNAUDITED)

	December 31, 2025	September 30, 2025

Assets
Current assets
Cash	$165,484	$428,700
Cash – restricted	—	787,365
Prepaid expenses	21,018	27,833
Short-term prepaid insurance	114,346	—
Prepaid income taxes	60,930	—
Total current assets	361,778	1,243,898

Cash and investments held in Trust Account	16,043,483	15,890,194
Total Assets	$16,405,261	$17,134,092

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$98,073	$73,757
Income taxes payable	—	694,245
Excise taxes payable	1,061,310	1,061,310
Due to Sponsor	2,788	2,788
Total current liabilities	1,162,171	1,832,100
Total Liabilities	1,162,171	1,832,100

Commitments and contingencies (Note 6)
Common stock subject to possible redemption, 1,490,880 shares at redemption value of $10.80 and 10.72 per share as of December 31, 2025 and September 30, 2025, respectively	16,104,413	15,983,315

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2025 and September 30, 2025	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 4,249,090 shares issued and outstanding as of December 31, 2025 and September 30, 2025, respectively	425	425
Additional paid-in capital	—	—
Accumulated Deficit	(861,748)	(681,748)
Total Stockholders’ Deficit	(861,323)	(681,323)
Total Liabilities and Stockholders’ Deficit	$16,405,261	$17,134,092

The accompanying notes are an integral part of the unaudited financial statements.

IB ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended December 31,
	2025	2024
General and administrative expenses	$180,000	$176,441
Loss from operations	(180,000)	(176,441)

Other income:
Interest and dividends earned on cash and investments held in Trust Account	153,289	1,371,530
Other income	153,289	1,371,530

(Loss) Income before provision for income taxes	(26,711)	1,195,089
Provision for income taxes	(32,191)	(288,021)
Net (loss) income	$(58,902)	$907,068

Basic and diluted weighted average common stock outstanding, redeemable	1,490,880	11,500,000
Basic and diluted net (loss) income per common stock, redeemable	$(0.01)	$0.06
Basic and diluted weighted average common stock outstanding, non-redeemable	4,249,090	4,249,090
Basic and diluted net (loss) income per common stock, non-redeemable	$(0.01)	$0.06

The accompanying notes are an integral part of the unaudited financial statements.

IB ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2025

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Deficit
Balance — September 30, 2025	4,249,090	$425	$—	$(681,748)	$(681,323)

Remeasurement of Common Stock subject to possible redemption	—	—	—	(121,098)	(121,098)

Net loss	—	—	—	(58,902)	(58,902)

Balance — December 31, 2025	4,249,090	$425	$—	$(861,748)	$(861,323)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2024

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance — September 30, 2024	4,249,090	$425	$—	$1,111,372	$1,111,797

Remeasurement of Common Stock subject to possible redemption	—	—	—	(1,083,509)	(1,083,509)

Net income	—	—	—	907,068	907,068

Balance — December 31, 2024	4,249,090	$425	$—	$934,931	$935,356

The accompanying notes are an integral part of the unaudited financial statements.

IB ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended December 31,
	2025	2024
Cash Flows from Operating Activities:
Net (loss) income	$(58,902)	$907,068
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest and dividends earned on cash and investments held in Trust Account	(153,289)	(1,371,530)
Changes in operating assets and liabilities:
Prepaid expenses	6,815	27,887
Short-term prepaid insurance	(114,346)	84,875
Prepaid income taxes	(60,930)	—
Accounts payable and accrued expenses	24,316	3,444
Income taxes payable	(694,245)	(26,979)
Net cash used in operating activities	(1,050,581)	(375,235)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay income taxes	—	315,000
Net cash provided by investing activities	—	315,000

Cash Flows from Financing Activities:
Proceeds from promissory note	—	147,629
Net cash provided by financing activities	—	147,629

Net Change in Cash and Restricted Cash	(1,050,581)	87,394
Cash and cash equivalents and Restricted Cash – Beginning of period	1,216,065	822,799
Cash and Restricted Cash – End of period	$165,484	$910,193

Cash and Restricted Cash – End of period
Cash	165,484	910,193
Cash – restricted	—	—
Cash and Restricted Cash – End of period	$165,484	$910,193

Non-Cash investing and financing activities:
Remeasurement of Common Stock subject to possible redemption	$121,098	$1,083,509

The accompanying notes are an integral part of the unaudited financial statements.

IB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

As of December 31, 2025, the Company had not yet commenced any operations. All activity through December 31, 2025, relates to the Company’s formation, initial public offering (the “Initial Public Offering” as further defined below) and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected September 30 as its fiscal year end.

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

DECEMBER 31, 2025

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

On September 22, 2025, the Company held the Special Meeting, and the stockholders approved the Company’s First Amendment to its Amended and Restated Articles of Incorporation (the “Extension Amendment”). The Extension Amendment, among other things, (i) extends the date by which the Company must consummate its initial business combination to March 28, 2026 or such later date as may be approved by the Company’s stockholders in accordance with its amended and restated articles of incorporation; (ii) provides that, prior to the earliest of the completion of a business combination, the redemption of 100% of the Offering Shares if the Company is unable to complete its initial Business Combination by March 28, 2026, and the redemption of shares in connection with a vote seeking to amend any provisions of the Company’s Amended and Restated Articles relating to stockholders’ rights or any pre-initial Business Combination activity, funds in the Company’s trust account will not be released, other than interest to pay franchise and income taxes; (iii) sets forth the redemption and liquidation procedures if the Company does not consummate a business combination by the March 28, 2026; and (iv) provides public stockholders with the right to redeem their shares in connection with any amendment that modifies the substance or timing of the Company’s obligation to redeem 100% of the public shares if it has not consummated a business combination by March 28, 2026, or with respect to other material pre-business combination provisions, subject to the applicable redemption limitation.

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

IB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

(Unaudited)

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

During the second quarter of 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the excise tax. These regulations provided that the filing and payment deadline for any liability incurred during the period from January 1, 2023 to December 31, 2023 would be October 31, 2024. The Company is currently evaluating its options with respect to this obligation. Any amount of such excise tax not paid in full will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full.

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

Going Concern Consideration

As of December 31, 2025, the Company had $165,484 in cash, $0 in restricted cash and a working capital deficit of $800,393. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through a Business Combination. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

IB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in unaudited financial statements prepared in accordance with GAAP have been omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2025, as filed with the SEC on December 29, 2025. The interim results for the three months ended December 31, 2025, are not necessarily indicative of the results to be expected for the year ending September 30, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had $165,484 and $428,700 in cash as of December 31, 2025, and September 30, 2025, respectively, and no cash equivalents.

Cash – Restricted

Cash that is encumbered or otherwise restricted as to its use is included in cash – restricted. As of December 31, 2025 and September 30, 2025, the balance was $0 and $787,365, respectively. Cash – restricted as of September 30, 2025 represents cash that was withdrawn from the Trust Account to pay income taxes but was not utilized.

IB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

(Unaudited)

Cash and investments held in Trust account

As of December 31, 2025 and September 30, 2025, all of the assets held in the Trust Account were held in money market funds which are invested only in U.S. government securities. Investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period. Interest and dividends earned from investments in these securities are included in the statements of operations.

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

Common Stock Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Rights) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against retained earnings or additional paid-in capital in the absence of retained earnings. Accordingly, as of December 31, 2025 and September 30, 2025, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against retained earnings or additional paid-in capital in the absence of retained earnings.

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

As of December 31, 2025 and September 30, 2025, the common stock subject to redemption reflected in the balance sheet are reconciled in the following table:

Common stock subject to possible redemption, September 30, 2025	$15,983,315
Plus:
Remeasurement of carrying value to redemption value	121,098
Common stock subject to possible redemption, December 31, 2025	$16,104,413

IB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

(Unaudited)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2025 and September 30, 2025, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was (120.52)% and (24.10)% for the three months ended December 31, 2025 and 2024, respectively. The effective tax rate differs from the statutory tax rate of 21% for the quarterly period ended December 31, 2025 and 2024, due to the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025 and September 30, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net (Loss) Income Per Common Stock

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding for the period. Remeasurement associated with the redeemable shares of common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted net (loss) income per share does not consider the effect of the rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the rights are contingent upon the occurrence of future events. As of December 31, 2025 and September 30, 2025, the rights are exercisable to purchase 605,525 shares of common stock in the aggregate. The weighted average of these shares was excluded from the calculation of diluted net (loss) income common stock since the inclusion of such rights would be anti-dilutive. The rights cannot be converted to shares of common stock prior to an initial Business Combination; therefore, they have been classified as anti-dilutive.

The following table reflects the calculation of basic and diluted net (loss) income per common stock (in dollars, except per share amounts):

	For the Three Months Ended December 31,
	2025		2024
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net (loss) income per common share
Numerator:
Allocation of net (loss) income	$(15,299)	$(43,603)	$662,342	$244,726
Denominator:
Basic weighted-average shares outstanding	1,490,880	4,249,090	11,500,000	4,249,090
Basic and diluted net (loss) income per common share	$(0.01)	$(0.01)	$0.06	$0.06

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on the cash account and management believes that the Company is not exposed to significant risks on such account. Uninsured cash amounts as of December 31, 2025 and September 30, 2025, are $966,065 and $572,799, respectively.

Fair value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

IB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

(Unaudited)

Recent Accounting Standards

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

Due to Sponsor

During the quarterly period ended December 31, 2025 and the annual period ended September 30, 2025, the Sponsor incurred travel expenses amounting to $0 and $2,788, respectively, which are reimbursable by Su De Tang Global Corporation. The reimbursement was paid to the Company through the proceeds of the working capital loans. As of December 31, 2025 and September 30, 2025, the Company had due to Sponsor, non-interest bearing and due on demand in the amount of $2,788.

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

The fair value of the 425,000 shares granted through March 28, 2024, to the Company’s directors and director nominees was approximately $1,734,000 or approximately $4.08 per share. The fair value of the additional 50,000 shares granted on September 11, 2024, to the Company’s directors and director nominees was approximately $499,000 or approximately $9.98 per share. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2025, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

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

For the three months ended December 31, 2025, the Company incurred $15,000 in fees for these services, of which $15,000 is recorded as accrued expenses in the balance sheet as of December 31, 2025. For the three months ended December 31, 2024, the Company incurred $15,000 in fees for these services, of which $15,000 is recorded as accounts payable and accrued expenses in the balance sheets as of December 31, 2024.

IB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Working Capital Loan

On September 16, 2024, the Company issued an unsecured promissory note in the principal amount of $150,000 to Su De Tang Global Corporation (the “Working Capital Loan”). The principal balance of this Promissory Note represents the first of potentially three instalments of the Working Capital Loan. The Working Capital Loan bears no interest and will be extinguished without any payment required at the consummation of a Business Combination with Su De Tang Global Corporation. The Company has borrowed a total of $147,629 under the Working Capital Loan. As of September 30, 2025, the Company repaid an amount of $147,629. Borrowings under the note are no longer available.

NOTE 7. STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred Stock — The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025 and September 30, 2025, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of December 31, 2025 and September 30, 2025, there were 4,249,090 shares of common stock issued and outstanding, excluding 1,490,880 shares of common stock subject to possible redemption.

IB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are measured and reported at fair value at least annually.

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

As of December 31, 2025, assets held in the Trust Account were comprised of $16,043,483 in a money market fund that is invested primarily in U.S. Treasury Securities. For the quarterly period ended December 31, 2025, the Company had not withdrawn any of interest earned on the Trust Account.

As of September 30, 2025, assets held in the Trust Account were comprised of $15,890,194 in a money market fund that is invested primarily in U.S. Treasury Securities. For the year ended September 30, 2025, the Company had withdrawn $1,711,366 of interest earned on the Trust Account to pay for income taxes and $106,131,025 from the Trust Account in connection with redemptions.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.:

Description	Level	December 31, 2025	September 30, 2025
Assets:
Cash and investments held in Trust Account	1	$16,043,483	$15,890,194

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 29, 2025. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 7, 2020 (inception) through December 31, 2025, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest and dividends earned on cash and investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended December 31, 2025, we had a net loss of $58,902, which consists of provision for income taxes of $32,191 and operating costs of $180,000, partially offset by interest and dividends earned on cash and investments held in Trust Account of $153,289.

For the three months ended December 31, 2024, we had a net income of $907,068, which consists of interest and dividends earned on cash and investments held in Trust Account of $1,371,530, offset by operational costs of $176,441 and provision for income taxes of $288,021.

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

For the three months ended December 31, 2025, cash used in operating activities was $1,050,581. Net loss of $58,902 was affected by the interest and dividends earned on cash and investments held in Trust Account of $153,289 and change in operating assets and liabilities which used $838,390 of cash for operating activities.

For the three months ended December 31, 2024, cash used in operating activities was $375,235. Net income of $907,068 was affected by the interest and dividends earned on cash and investments held in Trust Account of $1,371,530 and change in operating assets and liabilities which provided $89,227 of cash for operating activities.

As of December 31, 2025, we held cash and investments held in Trust Account of $16,043,483. The Trust Account can only be invested in U.S. government treasury obligations with a maturity of 185 days or less or interests in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2025, we had cash of $165,484 and restricted cash of $0. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Chief Financial Officer a sum of $5,000 per month commencing on October 1, 2023. Upon completion of the initial business combination or the liquidation, the Company will cease paying these monthly fees. On January 22, 2024, the Company’s Chief Financial Officer resigned and the Administrative Services Agreement was terminated.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates as of December 31, 2025.

Recent Accounting Standards

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level, due to segregation of duties, lack of supervision and review and limited documentation around controls, and, accordingly, did not provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2025, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, other than as set forth below, see the section titled “Risk Factors” contained in our Annual Report on Form 10-K filed with the SEC on December 29, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 28, 2024, the Company consummated the Initial Public Offering of 11,500,000 units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at a purchase price of $10.00 per Unit, generating gross proceeds of $115,000,000. I-Bankers Securities, Inc. and IB Capital LLC acted as joint book-running managers of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-275650). The Securities and Exchange Commission declared the registration statements effective on March 25, 2024.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the quarter ended December 31, 2025, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

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

IB ACQUISITION CORP.

Date: February 11, 2026	By:	/s/ Adelmo Lopez
	Name:	Adelmo Lopez
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: February 11, 2026	By:	/s/ Christy Albeck
	Name:	Christy Albeck
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

