Form 10-Q
period 2026-03-31
IB Acquisition Corp.
filed 2026-05-15
CIK 1998781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-41988

IB ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

nevada	85-2946784
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of May 15, 2026, there were 5,008,229 shares of common stock, $0.0001 par value, issued and outstanding.

IB ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

IB ACQUISITION CORP.

BALANCE SHEETS

(UNAUDITED)

	March 31, 2026	September 30, 2025

Assets
Current assets
Cash	$4,634	$428,700
Cash – restricted	—	787,365
Prepaid expenses	89,157	27,833
Short-term prepaid insurance	57,501	—
Prepaid income taxes	137,139	—
Total current assets	288,431	1,243,898

Cash and investments held in Trust Account	8,188,994	15,890,194
Total Assets	$8,477,425	$17,134,092

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$686,694	$73,757
Income taxes payable	—	694,245
Excise taxes payable	1,140,176	1,061,310
Due to Sponsor	12,788	2,788
Total current liabilities	1,839,658	1,832,100
Total Liabilities	1,839,658	1,832,100

Commitments and contingencies (Note 6)
Common stock subject to possible redemption, 759,139 and 1,490,880 shares at redemption value of $10.97 and 10.72 per share as of March 31, 2026 and September 30, 2025, respectively	8,326,133	15,983,315

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2026 and September 30, 2025	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 4,249,090 shares issued and outstanding as of March 31, 2026 and September 30, 2025	425	425
Additional paid-in capital	—	—
Accumulated Deficit	(1,688,791)	(681,748)
Total Stockholders’ Deficit	(1,688,366)	(681,323)
Total Liabilities and Stockholders’ Deficit	$8,477,425	$17,134,092

The accompanying notes are an integral part of the unaudited financial statements.

IB ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2026	2025	2026	2025
General and administrative expenses	$748,177	$163,485	$928,177	$339,926
Loss from operations	(748,177)	(163,485)	(928,177)	(339,926)

Other income:
Interest and dividends earned on cash and investments held in Trust Account	137,102	1,250,141	290,391	2,621,671
Other income	137,102	1,250,141	290,391	2,621,671

(Loss) Income before provision for income taxes	(611,075)	1,086,656	(637,786)	2,281,745
Provision for income taxes	(28,791)	(262,530)	(60,982)	(550,551)
Net (loss) income	$(639,866)	$824,126	$(698,768)	$1,731,194

Basic and diluted weighted average common stock outstanding, redeemable	1,442,097	11,500,000	1,466,757	11,500,000

Basic and diluted net (loss) income per common stock, redeemable	$(0.11)	$0.05	$(0.12)	$0.11

Basic and diluted weighted average common stock outstanding, non-redeemable	4,249,090	4,249,090	4,249,090	4,249,090

Basic and diluted net (loss) income per common stock, non-redeemable	$(0.11)	$0.05	$(0.12)	$0.11

The accompanying notes are an integral part of the unaudited financial statements.

IB ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2026

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — September 30, 2025	4,249,090	$425	$—	$(681,748)	$(681,323)

Remeasurement of Common Stock subject to possible redemption	—	—	—	(121,098)	(121,098)

Net loss	—	—	—	(58,902)	(58,902)

Balance — December 31, 2025	4,249,090	$425	$—	$(861,748)	$(861,323)

Remeasurement of Common Stock subject to possible redemption	—	—	—	(108,311)	(108,311)

Excise tax payable attributable to redemption of Common Stock	—	—	—	(78,866)	(78,866)

Net loss	—	—	—	(639,866)	(639,866)

Balance — March 31, 2026	4,249,090	$425	$—	$(1,688,791)	$(1,688,366)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2025

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance — September 30, 2024	4,249,090	$425	$—	$1,111,372	$1,111,797

Remeasurement of Common Stock subject to possible redemption	—	—	—	(1,083,509)	(1,083,509)

Net income	—	—	—	907,068	907,068

Balance — December 31, 2024	4,249,090	$425	$—	$934,931	$935,356

Remeasurement of Common Stock subject to possible redemption	—	—	—	(987,611)	(987,611)

Net income	—	—	—	824,126	824,126

Balance — March 31, 2025	4,249,090	$425	$—	$771,446	$771,871

The accompanying notes are an integral part of the unaudited financial statements.

IB ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net (loss) income	$(698,768)	$1,731,194
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest and dividends earned on cash and investments held in Trust Account	(290,391)	(2,621,671)
Changes in operating assets and liabilities:
Prepaid expenses	(61,324)	(31,614)
Short-term prepaid insurance	(57,501)	169,750
Prepaid income taxes	(137,139)	—
Due to Sponsor	10,000	2,788
Accounts payable and accrued expenses	612,937	3,578
Income taxes payable	(694,245)	(373,449)
Net cash used in operating activities	(1,316,431)	(1,119,424)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay income taxes	105,000	924,000
Cash withdrawn from Trust Account in connection with redemption	7,886,591	—
Net cash provided by investing activities	7,991,591	924,000

Cash Flows from Financing Activities:
Proceeds from promissory note	—	292,344
Repayment of promissory note	—	(292,344)
Redemptions of Common Stock	(7,886,591)	—
Net cash used in financing activities	(7,886,591)	—

Net Change in Cash and Restricted Cash	(1,211,431)	(195,424)
Cash and cash equivalents and Restricted Cash – Beginning of period	1,216,065	822,799
Cash and Restricted Cash – End of period	$4,634	$627,375

Cash and Restricted Cash – End of period
Cash	4,634	627,375
Cash – restricted	—	—
Cash and Restricted Cash – End of period	$4,634	$627,375

Non-Cash investing and financing activities:
Remeasurement of Common Stock subject to possible redemption	$229,409	$2,071,120
Excise tax payable attributable to redemption of Common Stock	$78,866	$—

The accompanying notes are an integral part of the unaudited financial statements.

IB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

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

As of March 31, 2026, the Company had not yet commenced any operations. All activity through March 31, 2026, relates to the Company’s formation, initial public offering (the “Initial Public Offering” as further defined below) and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected September 30 as its fiscal year end.

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

IB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

The Company initially had until 18 months from the closing of the Initial Public Offering to complete a Business Combination, and further extended, as described below, to 30 months from the closing of the Initial Public Offering to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less up to $100,000 of interest to pay dissolution expenses, which shall be net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to its obligations under Nevada law to provide for claims of creditors and the requirements of other applicable law.

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

IB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

On September 22, 2025, the Company held a Special Meeting, and the stockholders approved the Company’s First Amendment to its Amended and Restated Articles of Incorporation (the “First Extension Amendment”). The First Extension Amendment, among other things, (i) extends the date by which the Company must consummate its initial business combination to March 28, 2026 or such later date as may be approved by the Company’s stockholders in accordance with its amended and restated articles of incorporation; (ii) provides that, prior to the earliest of the completion of a business combination, the redemption of 100% of the Offering Shares if the Company is unable to complete its initial Business Combination by March 28, 2026, and the redemption of shares in connection with a vote seeking to amend any provisions of the Company’s Amended and Restated Articles relating to stockholders’ rights or any pre-initial Business Combination activity, funds in the Company’s trust account will not be released, other than interest to pay franchise and income taxes; (iii) sets forth the redemption and liquidation procedures if the Company does not consummate a business combination by March 28, 2026; and (iv) provides public stockholders with the right to redeem their shares in connection with any amendment that modifies the substance or timing of the Company’s obligation to redeem 100% of the public shares if it has not consummated a business combination by March 28, 2026, or with respect to other material pre-business combination provisions, subject to the applicable redemption limitation.

In connection with the Special Meeting, stockholders holding 10,009,120 shares of the Company’s shares of common stock exercised their right to redeem their shares for cash at an approximate price of $10.60 per share of the funds in the Trust Account. As a result, approximately $106.1 million was removed from the Trust Account to pay such holders, leaving approximately $15.8 million remaining in the Trust Account on the date of redemption.

On March 25, 2026, the Company held a Special Meeting, and the stockholders approved the Company’s Second Amendment to its Amended and Restated Articles of Incorporation (the “Second Extension Amendment”). The Second Extension Amendment, among other things, (i) extends the date by which the Company must consummate its initial business combination to September 28, 2026 or such later date as may be approved by the Company’s stockholders in accordance with its amended and restated articles of incorporation; (ii) provides that, prior to the earliest of the completion of a business combination, the redemption of 100% of the Offering Shares if the Company is unable to complete its initial Business Combination by September 28, 2026, and the redemption of shares in connection with a vote seeking to amend any provisions of the Company’s Amended and Restated Articles relating to stockholders’ rights or any pre-initial Business Combination activity, funds in the Company’s trust account will not be released, other than interest to pay franchise and income taxes; (iii) sets forth the redemption and liquidation procedures if the Company does not consummate a business combination by September 28, 2026; and (iv) provides public stockholders with the right to redeem their shares in connection with any amendment that modifies the substance or timing of the Company’s obligation to redeem 100% of the public shares if it has not consummated a business combination by September 28, 2026, or with respect to other material pre-business combination provisions, subject to the applicable redemption limitation.

In connection with the Special Meeting, stockholders holding 731,741 shares of the Company’s shares of common stock exercised their right to redeem their shares for cash at an approximate price of $10.78 per share of the funds in the Trust Account. As a result, approximately $7.9 million was removed from the Trust Account to pay such holders, leaving approximately $8.2 million remaining in the Trust Account on the date of redemption.

Business Combination Agreement

On March 16, 2026, the Company entered into a Business Combination Agreement (the “BCA”) with GNQ Insilico Inc., a corporation formed under the federal laws of Canada (“GNQ”). Under the agreement, and subject to court approval and other closing conditions, GNQ Shareholders will receive the following consideration in exchange for their respective shares of capital stock of GNQ upon completion of the transaction:.

(i)	For each share of GNQ common stock (the “GNQ Common Shares”) held by eligible electing Canadian shareholders of GNQ (“Electing Shareholders”), the Electing Shareholder will receive a number of exchangeable shares in an indirect, wholly owned Canadian subsidiary of IB Acquisition (the “ExchangeCo Shares”) equal to the quotient obtained by dividing 50,000,000 by the Fully-Diluted GNQ Common Shares (as defined below) (the “GNQ Exchange Ratio”); and

(ii)	For each share of GNQ Common Shares held by all other shareholders of GNQ (“Non-Electing Shareholders”, and collectively with the Electing Shareholders, the “GNQ Shareholders”), such Non-Electing Shareholder will exchange their respective GNQ Common Shares for shares of SPAC Class A Common Stock equal to the GNQ Exchange Ratio (the “GNQ U.S. Shareholder Exchange” and, together with the other exchanges and subscriptions described above, the “Share Exchanges”).

IB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

In addition, under the BCA and the Arrangement:

(i)	All outstanding options to purchase shares of GNQ Common Shares (the “GNQ Options”) will be exchanged for options to purchase shares of SPAC Class A Common Stock under the GNQ 2026 Stock Incentive Plan (“Replacement Options”) and such resulting GNQ Common Shares shall be exchanged in the Share Exchanges;

(ii)	The GNQ Convertible Notes will be automatically converted into GNQ Common Shares immediately prior to the Arrangement Effective Time and such underlying GNQ Common Shares shall be exchanged in the Share Exchanges; and

(iii)	The GNQ Warrants will be exchanged for shares of SPAC Class A Common Stock (the “GNQ Warrants Exchange”).

Side Letter Agreement

Concurrently with the execution of the BCA, GNQ has also entered into a letter agreement (the “Side Letter Agreement”) with the Company   pursuant to which the GNQ will complete a debt financing of 10% secured convertible promissory notes (“Convertible Notes”) and common share purchase warrants (“Warrants”) for aggregate gross proceeds of up to US$2,000,000 (the “Bridge Financing”). In connection with the execution of the BCA, an investor introduced by the Company purchased a Convertible Note for US$250,000 in aggregate principal amount of Convertible Notes. The Convertible Notes accrue on the outstanding principal balance at a rate of 10% per annum, calculated on the basis of a 360-day year and expire in six months from the date of issuance. At any time while the Convertible Notes remain outstanding, the holders may, at their option, elect to convert all or any portion of the aggregate principal amount outstanding under the Convertible Notes, together with any accrued and unpaid interest owing thereon, into that number of common shares in the capital of GNQ (“GNQ Common Shares”) as is equal to the quotient of (a) the aggregate principal amount outstanding under the Convertible Notes, together with any accrued and unpaid interest owing thereon as of the date immediately prior to conversion, divided by (b) a price per GNQ Common Share equal to 80% of the deemed price per GNQ Common Share as adjusted pursuant to the exchange ratio set forth in the BCA (the “Conversion Price”).

Each Convertible Note shall be accompanied by a five-year Warrant to purchase GNQ Common Shares, with the number of GNQ Common Shares determined by dividing (a) 100% of the principal amount of the Convertible Notes by (b) an assumed value for a GNQ Common Share to be agreed upon by the parties based on a discount to the US$10.00 reference value of a share of SPAC Class A Common Stock as set forth in the BCA. The Warrants are exercisable for a period of five years from the date of issuance, provided that, in the event that the Transaction is effected in advance of such expiry date, immediately prior to the effective time of the Transaction, the holders may elect to exercise the Warrants into GNQ Common Shares on a cashless basis. The exercise price under the Warrants will be equal to the Conversion Price.

Shareholder Support Agreement

Contemporaneously with the execution of the BCA, the Company, GNQ and certain GNQ shareholders entered into a Shareholder Support Agreement, pursuant to which, among other things, the GNQ shareholders party to such agreement agreed (i) to vote their GNQ shares in favor of the Arrangement and other resolutions needed to consummate the Arrangement and the other Transactions, and, subject to limited exceptions, to not transfer such shares, and (ii) to waive, and not to exercise, any dissent rights for GNQ shares in connection with the Arrangement. The GNQ shareholders party to the Shareholder Support Agreement collectively have a sufficient number of votes to approve the Arrangement.

The Shareholder Support Agreement and all of its provisions will terminate and be of no further force or effect upon the earlier of (i) the Closing, (ii) termination of the BCA pursuant to its terms, and (iii) a GNQ Modification in Recommendation made in connection with a Superior Proposal. Upon such termination of the Shareholder Support Agreement, all obligations of the parties under the Shareholder Support Agreement will terminate; provided, however, that such termination will not relieve any party thereto from liability arising in respect of any breach of the Shareholder Support Agreement prior to such termination.

Sponsor Support Agreement

Contemporaneously with the execution of the BCA, the Company entered into a Sponsor Support Agreement with the Sponsor and GNQ, pursuant to which, among other things, the Sponsor agreed (i) to vote its shares of SPAC Capital Stock in favor of the BCA and each of the Transaction Proposals, and to not transfer such shares, (ii) not to redeem any of its shares of IB Acquisition capital stock in connection with the Transactions, (iii) to waive its anti-dilution rights with respect to its shares of IB Acquisition common stock, under the IB Acquisition amended and restated articles of incorporation, and (iv) to subject certain of its shares of IB acquisition common stock to additional transfer restrictions and other conditions set forth in the Sponsor Support Agreement.

The Sponsor Support Agreement and certain of its provisions will terminate and be of no further force or effect upon the earlier to occur of Closing and termination of the BCA pursuant to its terms and, if the BCA is terminated pursuant to its terms, all provisions of the Sponsor Support Agreement will terminate and be of no further force or effect.

Lock-Up Agreement

Prior to the Closing, IB Acquisition will enter into separate Lock-Up Agreements (each a “Lock-Up Agreement”) with a number of GNQ shareholders and Sponsor pursuant to which the securities of IB Acquisition and ExchangeCo held by such holders will be locked-up and subject to transfer restrictions for a period of time following the Closing, as described below, subject to certain exceptions. The securities held by such GNQ shareholders will be locked-up until the earlier of: (i) six (6) months after the date of the Closing, and (ii) subsequent to the Closing, the date on which SPAC consummates a liquidation, merger, capital stock exchange, reorganization, or other similar transaction that results in all of SPAC’s stockholders having the right to exchange their SPAC Common Stock for cash, securities or other property; provided, that if the closing trading price of the SPAC Common Stock on the stock exchange on which the SPAC Common Stock is listed exceeds US$12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 Trading Days within any 30-day Trading Day period, then Holder shall have the right to sell 50% of its SPAC Common Stock subject to applicable regulatory restrictions, and if the closing trading price of the SPAC Common Stock on the stock exchange on which the SPAC Common Stock is listed exceeds US$15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 Trading Days within any 30-day Trading Day period, then Holder shall have the right to sell an the remaining 50% of its SPAC Common Stock subject to applicable regulatory restrictions.

IB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

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

IB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

In connection with the Special Meeting held on March 25, 2026, stockholders holding 731,741 shares of the Company’s shares of common stock exercised their right to redeem their shares for cash at an approximate price of $10.78 per share of the funds in the Trust Account. As a result, approximately $7.9 million was removed from the Trust Account to pay such holders, leaving approximately $8.2 million remaining in the Trust Account. This amount is subject to change to account for the payment of tax withdrawals. The Company has recorded 1% excise tax based on the amount redeemed or an aggregate amount of $78,866 excise tax payable. As of March 31, 2026 and September 30, 2025, the Company had $1,140,176 and $1,061,310, respectively, in the excise taxes payable, as presented in the accompanying balance sheets. The excise taxes payable are due on April 30, 2026.

Going Concern Consideration

As of March 31, 2026, the Company had $4,634 in cash, $0 in restricted cash and a working capital deficit of $1,551,227. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through a Business Combination. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

IB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

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

The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2025, as filed with the SEC on December 29, 2025. The interim results for the three and six months ended March 31, 2026, are not necessarily indicative of the results to be expected for the year ending September 30, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had $4,634 and $428,700 in cash as of March 31, 2026, and September 30, 2025, respectively, and no cash equivalents.

IB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Cash – Restricted

Cash that is encumbered or otherwise restricted as to its use is included in cash – restricted. As of March 31, 2026 and September 30, 2025, the balance was $0 and $787,365, respectively. Cash – restricted as of September 30, 2025 represents cash that was withdrawn from the Trust Account to pay income taxes but was not utilized.

Cash and investments held in Trust account

As of March 31, 2026 and September 30, 2025, all of the assets held in the Trust Account were held in money market funds which are invested only in U.S. government securities. Investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period. Interest and dividends earned from investments in these securities are included in the statements of operations.

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

Common Stock Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Rights) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against retained earnings or additional paid-in capital in the absence of retained earnings. Accordingly, as of March 31, 2026 and September 30, 2025, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against retained earnings or additional paid-in capital in the absence of retained earnings.

In connection with the Special Meeting held on September 22, 2025, stockholders holding 10,009,120 shares of the Company’s shares of common stock exercised their right to redeem their shares for cash at an approximate price of $10.60 per share of the funds in the Trust Account. As a result, approximately $106.1 million was removed from the Trust Account to pay such holders, leaving approximately $15.8 million remaining in the Trust Account on the date of redemption.

In connection with the Special Meeting held on March 25, 2026, stockholders holding 731,741 shares of the Company’s shares of common stock exercised their right to redeem their shares for cash at an approximate price of $10.78 per share of the funds in the Trust Account. As a result, approximately $7.9 million was removed from the Trust Account to pay such holders, leaving approximately $8.2 million remaining in the Trust Account on the date of redemption.

IB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

As of March 31, 2026 and September 30, 2025, the common stock subject to redemption reflected in the balance sheets are reconciled in the following table:

Common stock subject to possible redemption, September 30, 2025	$15,983,315
Plus:
Remeasurement of carrying value to redemption value	121,098
Common stock subject to possible redemption, December 31, 2025	$16,104,413
Less:
Redemptions of Common Stock	(7,886,591)
Plus:
Remeasurement of carrying value to redemption value	108,311
Common stock subject to possible redemption, March 31, 2026	$8,326,133

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2026 and September 30, 2025, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was (4.71)% and 24.16% for the three months ended March 31, 2026 and 2025, respectively, and (9.56)% and 24.13% for the six months ended March 31, 2026 and 2025, respectively. The effective tax rate differs from the statutory tax rate of 21% for the period ended March 31, 2026 and 2025, due to the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and September 30, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

 IB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

The calculation of diluted net (loss) income per share does not consider the effect of the rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the rights are contingent upon the occurrence of future events. As of March 31, 2026 and September 30, 2025, the rights are exercisable to purchase 605,525 shares of common stock in the aggregate. The weighted average of these shares was excluded from the calculation of diluted net (loss) income common stock since the inclusion of such rights would be anti-dilutive. The rights cannot be converted to shares of common stock prior to an initial Business Combination; therefore, they have been classified as anti-dilutive.

The following table reflects the calculation of basic and diluted net (loss) income per common stock (in dollars, except per share amounts):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2026		2025		2026		2025
	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net (loss) income per common share
Numerator:
Allocation of net (loss) income	$(162,136)	$(477,730)	$601,778	$222,348	$(179,312)	$(519,456)	$1,264,119	$467,075
Denominator:
Basic weighted-average shares outstanding	1,442,097	4,249,090	11,500,000	4,249,090	1,466,757	4,249,090	11,500,000	4,249,090
Basic and diluted net (loss) income per common share	$(0.11)	$(0.11)	$0.05	$0.05	$(0.12)	$(0.12)	$0.11	$0.11

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on the cash account and management believes that the Company is not exposed to significant risks on such account. Uninsured cash amounts as of March 31, 2026 and September 30, 2025, are $0 and $966,065, respectively.

Fair value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

IB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

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

Due to Sponsor

During the quarterly period ended March 31, 2026, the Sponsor loaned the Company $10,000. During the annual period ended September 30, 2025, the Company incurred travel expenses amounting to $2,788, which are reimbursable by Su De Tang Global Corporation. The reimbursement was paid to the Company through the proceeds of the working capital loans. As of March 31, 2026 and September 30, 2025, the Company had due to Sponsor, non-interest bearing and due on demand, in the amount of $10,788 and $2,788, respectively.

IB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

On September 11, 2024, one of the subscription agreements representing an indirect equivalent of 100,000 Founders Shares or 3.08% of the 3,243,590 Founders Shares (with over-allotment) issued and outstanding was amended in which the Sponsor granted an additional 50,000 Founder Shares bringing the total to 150,000 Founder Shares or 4.62% of the 3,243,590 Founders Shares (with over-allotment) issued and outstanding. The total purchase price paid for the membership interest was $750.

The fair value of the 425,000 shares granted through March 28, 2024, to the Company’s directors and director nominees was approximately $1,734,000 or approximately $4.08 per share. The fair value of the additional 50,000 shares granted on September 11, 2024, to the Company’s directors and director nominees was approximately $499,000 or approximately $9.98 per share. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2026, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

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

For the three and six months ended March 31, 2026, the Company incurred $15,000 and $30,000 in fees for these services, respectively, of which $15,000 is recorded as accrued expenses in the balance sheet as of March 31, 2026. For the three and six months ended March 31, 2025, the Company incurred $15,000 and $30,000 in fees for these services, respectively, of which $15,000 is recorded as accounts payable and accrued expenses in the balance sheet as of March 31, 2025.

IB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

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

NOTE 7. STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred Stock — The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and September 30, 2025, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of March 31, 2026 and September 30, 2025, there were 4,249,090 shares of common stock issued and outstanding, excluding 759,139 and 1,490,880 shares of common stock subject to possible redemption, respectively.

IB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

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

As of March 31, 2026, assets held in the Trust Account were comprised of $8,188,994 in a money market fund that is invested primarily in U.S. Treasury Securities. For the quarterly period ended March 31, 2026, the Company had withdrawn $105,000 of interest earned on the Trust Account to pay for income taxes and $7,886,591 from the Trust Account in connection with redemption.

As of September 30, 2025, assets held in the Trust Account were comprised of $15,890,194 in a money market fund that is invested primarily in U.S. Treasury Securities. For the year ended September 30, 2025, the Company had withdrawn $1,711,366 of interest earned on the Trust Account to pay for income taxes and $106,131,025 from the Trust Account in connection with redemptions.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and September 30, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.:

Description	Level	March 31, 2026	September 30, 2025
Assets:
Cash and investments held in Trust Account	1	$8,188,994	$15,890,194

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

Recent Developments

Business Combination Agreement

On March 16, 2026, the Company entered into a Business Combination Agreement (the “BCA”) with GNQ Insilico Inc., a corporation formed under the federal laws of Canada (“GNQ”). Under the agreement, and subject to court approval and other closing conditions, the GNQ Shareholders will receive the following consideration in exchange for their respective shares of capital stock of GNQ:

(i)	For each share of GNQ common stock (the “GNQ Common Shares”) held by eligible electing Canadian shareholders of GNQ (“Electing Shareholders”), the Electing Shareholder will receive a number of exchangeable shares in an indirect, wholly owned Canadian subsidiary of IB Acquisition (the “ExchangeCo Shares”) equal to the quotient obtained by dividing 50,000,000 by the Fully-Diluted GNQ Common Shares (as defined below) (the “GNQ Exchange Ratio”); and

(ii)	For each share of GNQ Common Shares held by all other shareholders of GNQ (“Non-Electing Shareholders”, and collectively with the Electing Shareholders, the “GNQ Shareholders”), such Non-Electing Shareholder will exchange their respective GNQ Common Shares for shares of SPAC Class A Common Stock equal to the GNQ Exchange Ratio (the “GNQ U.S. Shareholder Exchange” and, together with the other exchanges and subscriptions described above, the “Share Exchanges”).

In addition, under the BCA and the Arrangement:

(i)	All outstanding options to purchase shares of GNQ Common Shares (the “GNQ Options”) will be exchanged for options to purchase shares of SPAC Class A Common Stock under the GNQ 2026 Stock Incentive Plan (“Replacement Options”) and such resulting GNQ Common Shares shall be exchanged in the Share Exchanges;

(ii)	The GNQ Convertible Notes will be automatically converted into GNQ Common Shares immediately prior to the Arrangement Effective Time and such underlying GNQ Common Shares shall be exchanged in the Share Exchanges; and

(iii)	The GNQ Warrants will be exchanged for shares of SPAC Class A Common Stock (the “GNQ Warrants Exchange”).

Side Letter Agreement

Concurrently with the execution of the BCA, GNQ entered into a letter agreement (the “Side Letter Agreement”) with the Company pursuant to which GNQ and one or more third-party investors, lenders or financing sources introduced to GNQ by the Company (collectively with the Company, the “Investors”) will lend to GNQ up to US$2,000,000 in one or more tranches in the form of 10% secured convertible promissory notes (“Convertible Notes”) and accompanying common share purchase warrants (“Warrants”) (the “Bridge Financing”). Concurrently with the execution of the BCA, an Investor introduced by the Company funded the initial tranche of US$250,000 in aggregate principal amount. The Side Letter Agreement provides for an additional US$500,000 second tranche to be funded, with subsequent tranches at the Investors’ discretion. The Convertible Notes accrue interest on the outstanding principal balance at a rate of 10% per annum, calculated on the basis of a 360-day year and the actual number of days elapsed, and mature six months from the date of issuance. At any time while the Convertible Notes remain outstanding, the holders may, at their option, elect to convert all or any portion of the aggregate principal amount outstanding under the Convertible Notes, together with any accrued and unpaid interest owing thereon, into that number of common shares in the capital of GNQ (“GNQ Common Shares”) as is equal to the quotient of (a) the aggregate principal amount outstanding under the Convertible Notes, together with any accrued and unpaid interest owing thereon as of the date immediately prior to conversion, divided by (b) a price per GNQ Common Share equal to 80% of the deemed price per GNQ Common Share as adjusted pursuant to the exchange ratio set forth in the BCA (the “Conversion Price”).

Each Convertible Note shall be accompanied by a five-year Warrant to purchase GNQ Common Shares, with the number of GNQ Common Shares determined by dividing (a) 100% of the principal amount of the Convertible Notes by (b) an assumed value for a GNQ Common Share to be agreed upon by the parties based on a discount to the US$10.00 reference value of a share of SPAC Class A Common Stock as set forth in the BCA. The Warrants are exercisable for a period of five years from the date of issuance, provided that, in the event that the Transaction is effected in advance of such expiry date, immediately prior to the effective time of the Transaction, the holders may elect to exercise the Warrants into GNQ Common Shares on a cashless basis. The exercise price under the Warrants will be equal to the Conversion Price.

Shareholder Support Agreement

Contemporaneously with the execution of the BCA, the Company, GNQ and certain GNQ shareholders entered into a Shareholder Support Agreement, pursuant to which, among other things, the GNQ shareholders party to such agreement agreed (i) to vote their GNQ shares in favor of the Arrangement and other resolutions needed to consummate the Arrangement and the other Transactions, and, subject to limited exceptions, to not transfer such shares, and (ii) to waive, and not to exercise, any dissent rights for GNQ shares in connection with the Arrangement. The GNQ shareholders party to the Shareholder Support Agreement collectively have a sufficient number of votes to approve the Arrangement.

The Shareholder Support Agreement and all of its provisions will terminate and be of no further force or effect upon the earlier of (i) the Closing, (ii) termination of the BCA pursuant to its terms, and (iii) a GNQ Modification in Recommendation made in connection with a Superior Proposal. Upon such termination of the Shareholder Support Agreement, all obligations of the parties under the Shareholder Support Agreement will terminate; provided, however, that such termination will not relieve any party thereto from liability arising in respect of any breach of the Shareholder Support Agreement prior to such termination.

Sponsor Support Agreement

Contemporaneously with the execution of the BCA, the Company entered into a Sponsor Support Agreement with the Sponsor and GNQ, pursuant to which, among other things, the Sponsor agreed (i) to vote its shares of SPAC Capital Stock in favor of the BCA and each of the Transaction Proposals, and to not transfer such shares, (ii) not to redeem any of its shares of the Company capital stock in connection with the Transactions, (iii) to waive its anti-dilution rights with respect to its shares of IB Acquisition common stock, under the IB Acquisition amended and restated articles of incorporation, and (iv) to subject certain of its shares of the Company common stock to additional transfer restrictions and other conditions set forth in the Sponsor Support Agreement.

The Sponsor Support Agreement and certain of its provisions will terminate and be of no further force or effect upon the earlier to occur of Closing and termination of the BCA pursuant to its terms and, if the BCA is terminated pursuant to its terms, all provisions of the Sponsor Support Agreement will terminate and be of no further force or effect.

Lock-Up Agreement

Prior to the Closing, the Company will enter into separate Lock-Up Agreements (each a “Lock-Up Agreement”) with a number of GNQ shareholders and Sponsor pursuant to which the securities of the Company and ExchangeCo held by such holders will be locked-up and subject to transfer restrictions for a period of time following the Closing, as described below, subject to certain exceptions. The securities held by such GNQ shareholders will be locked-up until the earlier of: (i) six (6) months after the date of the Closing, and (ii) subsequent to the Closing, the date on which SPAC consummates a liquidation, merger, capital stock exchange, reorganization, or other similar transaction that results in all of SPAC’s stockholders having the right to exchange their SPAC Common Stock for cash, securities or other property; provided, that if the closing trading price of the SPAC Common Stock on the stock exchange on which the SPAC Common Stock is listed exceeds US$12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 Trading Days within any 30-day Trading Day period, then Holder shall have the right to sell 50% of its SPAC Common Stock subject to applicable regulatory restrictions, and if the closing trading price of the SPAC Common Stock on the stock exchange on which the SPAC Common Stock is listed exceeds US$15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 Trading Days within any 30-day Trading Day period, then Holder shall have the right to sell an the remaining 50% of its SPAC Common Stock subject to applicable regulatory restrictions.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 7, 2020 (inception) through March 31, 2026, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest and dividends earned on cash and investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net loss of $639,866, which consists of provision for income taxes of $28,791 and operating costs of $748,177, partially offset by interest and dividends earned on cash and investments held in Trust Account of $137,102.

For the three months ended March 31, 2025, we had a net income of $824,126, which consists of interest and dividends earned on cash and investments held in Trust Account of $1,250,141, offset by operational costs of $163,485 and provision for income taxes of $262,530.

For the six months ended March 31, 2026, we had a net loss of $698,768, which consists of provision for income taxes of $60,982 and operating costs of $928,177, partially offset by interest and dividends earned on cash and investments held in Trust Account of $290,391.

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

For the six months ended March 31, 2026, cash used in operating activities was $1,316,431. Net loss of $698,768 was affected by the interest and dividends earned on cash and investments held in Trust Account of $290,391 and change in operating assets and liabilities which used $327,272 of cash for operating activities.

For the six months ended March 31, 2025, cash used in operating activities was $1,119,424. Net income of $1,731,194 was affected by the interest and dividends earned on cash and investments held in Trust Account of $2,621,671 and change in operating assets and liabilities which used $228,947 of cash for operating activities.

As of March 31, 2026, we held cash and investments held in Trust Account of $8,188,994. The Trust Account can only be invested in U.S. government treasury obligations with a maturity of 185 days or less or interests in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash of $4,634 and restricted cash of $0. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates as of March 31, 2026.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level, due to segregation of duties, lack of supervision and review and limited documentation around controls, and, accordingly, did not provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2026, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. Other than the additional risk factors set forth below, there have been no material changes to the risk factors disclosed in the section titled “Risk Factors” contained in our Annual Report on Form 10-K filed with the SEC on December 29, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

We may not be able to consummate the Business Combination contemplated by the Business Combination Agreement within the Combination Period.

On March 16, 2026, we entered into the Business Combination Agreement with GNQ Insilico Inc., as further described in Note 6 to our financial statements. Consummation of the transactions contemplated by the BCA is subject to a number of conditions, including approval by our stockholders and by GNQ’s shareholders, the granting of an interim and final order by the Ontario Superior Court of Justice (Commercial List), the effectiveness of a registration statement on Form S-4, listing of the resulting securities on Nasdaq, and our having a minimum of US$5,000,001 of net tangible assets upon Closing (after giving effect to redemptions and any PIPE investments). There can be no assurance that these conditions will be satisfied, or that the Business Combination will be consummated within the Combination Period (as extended), which currently expires on September 28, 2026. If we are unable to consummate the Business Combination or any other initial business combination within the Combination Period, we will be required to liquidate the Trust Account and dissolve, and our public stockholders may receive less than $10.05 per share.

Significant redemptions have substantially reduced the funds available in the Trust Account.

In connection with the special meeting held on March 25, 2026 at which our stockholders approved the Second Extension Amendment, stockholders holding 731,741 shares of our common stock exercised their right to redeem their shares for cash, resulting in approximately $7.9 million being removed from the Trust Account. Following these redemptions, approximately $8.2 million remained in the Trust Account as of March 31, 2026. The reduced amount in the Trust Account may make it more difficult for us to satisfy the minimum net tangible asset and other closing conditions of any initial business combination, including the Business Combination contemplated by the BCA, and may reduce the per-share liquidation value of the Trust Account if we are unable to consummate the Business Combination within the Combination Period.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the quarter ended March 31, 2026, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1+	Business Combination Agreement, dated as of March 16, 2026, by and between IB Acquisition Corp and GNQ Insilico Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 16, 2026)
10.1†	Side Letter Agreement, dated March 16, 2026, by and between IB Acquisition Corp. and GNQ Insilico Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 16, 2026)
10.2†	Form of Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 16, 2026)
10.3†	Form of Warrant Certificate (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 16, 2026)
10.4††	Shareholder Support Agreement, dated as of March 16, 2026, by and among IB Acquisition Corp., GNQ Insilico Inc. and the GNQ shareholders party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on March 16, 2026)
10.5†	Sponsor Support Agreement, dated as of March 16, 2026, by and among IB Acquisition Corp., GNQ Insilico Inc., and the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on March 16, 2026)
10.6†	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on March 16, 2026)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the XBRL document)

*	Filed herewith.
+	Certain exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). IB Acquisition agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request; however, IB Acquisition may request confidential treatment of omitted items.
†	Confidential treatment has been requested for portions of this exhibit. Certain information has been redacted from this exhibit pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is both not material and is the type of information that is treated as private or confidential by the Registrant. the Registrant hereby agrees to furnish an unredacted copy of the exhibit to the SEC upon request.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IB ACQUISITION CORP.

Date: May 15, 2026	By:	/s/ Adelmo Lopez
	Name:	Adelmo Lopez
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Christy Albeck
	Name:	Christy Albeck
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

