Form 10-Q
period 2026-06-30
IB Acquisition Corp.
filed 2026-08-14
CIK 1998781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 14, 2026, there were 5,008,229 shares of common stock, $0.0001 par value, issued and outstanding.

IB ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

I

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

IB ACQUISITION CORP.

BALANCE SHEETS

(UNAUDITED)

	June 30, 2026	September 30, 2025

Assets
Current assets
Cash	$30,161	$428,700
Cash – restricted	—	787,365
Prepaid expenses and other current assets	50,002	27,833
Short-term prepaid insurance	55,122	—
Prepaid income taxes	121,250	—
Total current assets	256,535	1,243,898

Cash and investments held in Trust Account	8,261,479	15,890,194
Total Assets	$8,518,014	$17,134,092

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$502,458	$73,757
Income taxes payable	—	694,245
Excise taxes payable	1,442,167	1,061,310
Promissory note – related party	500,000	—
Due to Sponsor	2,788	2,788
Total Liabilities	2,447,413	1,832,100

Commitments and contingencies (Note 6)
Common stock subject to possible redemption, 759,139 and 1,490,880 shares at redemption value of $11.04 and 10.72 per share as of June 30, 2026 and September 30, 2025, respectively	8,382,729	15,983,315

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2026 and September 30, 2025	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 4,249,090 shares issued and outstanding as of June 30, 2026 and September 30, 2025	425	425
Additional paid-in capital	—	—
Accumulated Deficit	(2,312,553)	(681,748)
Total Stockholders’ Deficit	(2,312,128)	(681,323)
Total Liabilities and Stockholders’ Deficit	$8,518,014	$17,134,092

The accompanying notes are an integral part of the unaudited financial statements.

IB ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2026	2025	2026	2025
General and administrative expenses	$624,429	$172,210	$1,552,606	$512,136
Loss from operations	(624,429)	(172,210)	(1,552,606)	(512,136)

Other income:
Interest and dividends earned on cash and investments held in Trust Account	72,485	1,254,202	362,876	3,875,873
Other income	72,485	1,254,202	362,876	3,875,873

(Loss) income before provision for income taxes	(551,944)	1,081,992	(1,189,730)	3,363,737
Provision for income taxes	(15,222)	(263,382)	(76,204)	(813,933)
Net (loss) income	$(567,166)	$818,610	$(1,265,934)	$2,549,804

Basic and diluted weighted average common stock outstanding, redeemable	759,139	11,500,000	1,230,884	11,500,000

Basic and diluted net (loss) income per common stock, redeemable	$(0.11)	$0.05	$(0.23)	$0.16

Basic and diluted weighted average common stock outstanding, non-redeemable	4,249,090	4,249,090	4,249,090	4,249,090

Basic and diluted net (loss) income per common stock, non-redeemable	$(0.11)	$0.05	$(0.23)	$0.16

The accompanying notes are an integral part of the unaudited financial statements.

IB ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2026

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — September 30, 2025	4,249,090	$425	$—	$(681,748)	$(681,323)

Remeasurement of Common Stock subject to possible redemption	—	—	—	(121,098)	(121,098)

Net loss	—	—	—	(58,902)	(58,902)

Balance — December 31, 2025	4,249,090	$425	$—	$(861,748)	$(861,323)

Remeasurement of Common Stock subject to possible redemption	—	—	—	(108,311)	(108,311)

Excise tax payable attributable to redemption of Common Stock	—	—	—	(78,866)	(78,866)

Net loss	—	—	—	(639,866)	(639,866)

Balance — March 31, 2026	4,249,090	$425	$—	$(1,688,791)	$(1,688,366)

Remeasurement of Common Stock subject to possible redemption	—	—	—	(56,596)	(56,596)

Net loss	—	—	—	(567,166)	(567,166)

Balance — June 30, 2026	4,249,090	$425	$—	$(2,312,553)	$(2,312,128)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2025

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance — September 30, 2024	4,249,090	$425	$—	$1,111,372	$1,111,797

Remeasurement of Common Stock subject to possible redemption	—	—	—	(1,083,509)	(1,083,509)

Net income	—	—	—	907,068	907,068

Balance — December 31, 2024	4,249,090	$425	—	$934,931	$935,356

Remeasurement of Common Stock subject to possible redemption	—	—	—	(987,611)	(987,611)

Net income	—	—	—	824,126	824,126

Balance — March 31, 2025	4,249,090	$425	—	$771,446	$771,871

Remeasurement of Common Stock subject to possible redemption	—	—	—	(990,820)	(990,820)

Net income	—	—	—	818,610	818,610

Balance — June 30, 2025	4,249,090	$425	$—	$599,236	$599,661

The accompanying notes are an integral part of the unaudited financial statements.

IB ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net (loss) income	$(1,265,934)	$2,549,804
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest and dividends earned on cash and investments held in Trust Account	(362,876)	(3,875,873)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(22,169)	(16,116)
Short-term prepaid insurance	(55,122)	254,625
Prepaid income taxes	(121,250)	—
Due to Sponsor	—	2,788
Accounts payable and accrued expenses	428,701	(65,942)
Excise taxes payable	301,991	—
Income taxes payable	(694,245)	(110,067)
Net cash used in operating activities	(1,790,904)	(1,260,781)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay income taxes	105,000	924,000
Cash withdrawn from Trust Account in connection with redemption	7,886,591	—
Net cash provided by investing activities	7,991,591	924,000

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	500,000	—
Proceeds from promissory note	—	292,344
Repayment of promissory note	—	(292,344)
Redemptions of Common Stock	(7,886,591)	—
Net cash used in financing activities	(7,386,591)	—

Net Change in Cash and Restricted Cash	(1,185,904)	(336,781)
Cash and cash equivalents and Restricted Cash – Beginning of period	1,216,065	822,799
Cash and Restricted Cash – End of period	$30,161	$486,018

Cash and Restricted Cash – End of period
Cash	30,161	486,018
Cash – restricted	—	—
Cash and Restricted Cash – End of period	$30,161	$486,018

Non-Cash investing and financing activities:
Remeasurement of Common Stock subject to possible redemption	$286,005	$3,061,940
Excise tax payable attributable to redemption of Common Stock	$78,866	$—

The accompanying notes are an integral part of the unaudited financial statements.

IB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

IB Acquisition Corp. f/k/a I-B Good Works 4 Corporation (the “Company”) is a blank check company originally incorporated under the laws of the State of Delaware on July 7, 2020 and which converted to a Nevada corporation on September 21, 2023 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). On March 16, 2026, the Company entered into a Business Combination Agreement with GNQ Insilico Inc., a corporation formed under the federal laws of Canada (“GNQ”). The Company’s investment strategy is not specific to any sector, however, the management team and board members believe there are compelling investment opportunities in a number of areas including consumer goods, sports and entertainment, and healthcare technology. The Company anticipates targeting companies domiciled in North America, Europe and Asia, with an enterprise value of at least $500 million.

As of June 30, 2026, the Company had not yet commenced any operations. All activity through June 30, 2026, relates to the Company’s formation, initial public offering (the “Initial Public Offering” as further defined below) and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected September 30 as its fiscal year end.

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

JUNE 30, 2026

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

If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders, which are holders of the Founder Shares, have agreed to (i) waive their redemption rights with respect to their Private Placement Shares (as defined below) in connection with the completion of the Business Combination, (ii) waive their redemption rights with respect to their Founder Shares (defined below), Private Placement Shares (defined below) and any Public Shares they hold in connection with a stockholder vote to approve an amendment to the Company’s amended and restated articles of incorporation (a) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the Business Combination within the Combination Period (as defined below) or (b) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Private Placement Shares if the Company fails to complete the Business Combination within the Combination Period (as defined below). In addition, the Sponsor has agreed to vote any Private Placement Shares held by it in favor of the Business Combination.

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

JUNE 30, 2026

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

Business Combination Agreement

On March 16, 2026, the Company entered into a Business Combination Agreement (the “BCA”) with GNQ. Under the agreement, and subject to court approval and other closing conditions, GNQ Shareholders will receive the following consideration in exchange for their respective shares of capital stock of GNQ upon completion of the transaction:.

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

(ii)	For each share of GNQ Common Shares held by all other shareholders of GNQ (“Non-Electing Shareholders”, and collectively with the Electing Shareholders, the “GNQ Shareholders”), such Non-Electing Shareholder will exchange their respective GNQ Common Shares for shares of the Company’s Class A Common Stock (the “SPAC Class A Common Stock”) equal to the GNQ Exchange Ratio (the “GNQ U.S. Shareholder Exchange” and, together with the other exchanges and subscriptions described above, the “Share Exchanges”).

IB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

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

Side Letter Agreement

Concurrently with the execution of the BCA, GNQ has also entered into a Side Letter Agreement with the Company pursuant to which the GNQ will complete a debt financing of 10% secured convertible promissory notes (“Convertible Notes”) and common share purchase warrants (“Warrants”) for aggregate gross proceeds of up to US$2,000,000 (the “Bridge Financing”). In connection with the execution of the BCA, an investor introduced by the Company purchased a Convertible Note for US$250,000 in aggregate principal amount of Convertible Notes. Each Convertible Note shall be accompanied by a five-year Warrant to purchase GNQ Common Shares, subject to the terms and conditions of the Side Letter Agreement.

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

Lock-Up Agreement

Prior to the Closing, IB Acquisition will enter into separate Lock-Up Agreements with a number of GNQ shareholders and Sponsor pursuant to which the securities of IB Acquisition and ExchangeCo held by such holders will be locked-up and subject to transfer restrictions for a period of time following the Closing, subject to certain exceptions. The lock-up restrictions may terminate upon the occurrence of certain events, including specified trading price thresholds of SPAC Common Stock, as set forth in the Lock-Up Agreements.

IB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

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

JUNE 30, 2026

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

In connection with the Special Meeting held on March 25, 2026, stockholders holding 731,741 shares of the Company’s shares of common stock exercised their right to redeem their shares for cash at an approximate price of $10.78 per share of the funds in the Trust Account. As a result, approximately $7.9 million was removed from the Trust Account to pay such holders, leaving approximately $8.2 million remaining in the Trust Account. This amount is subject to change to account for the payment of tax withdrawals. The Company has recorded 1% excise tax based on the amount redeemed or an aggregate amount of $78,866 excise tax payable. As of June 30, 2026 and September 30, 2025, the Company had $1,442,167 (including $301,991of penalties and interest) and $1,061,310 (no penalties and interest), respectively, in the excise taxes payable, as presented in the accompanying balance sheets.

Pursuant to Internal Revenue Service regulations, the Company was required to file a return and remit payment for the 2025 excise tax liabilities on or before January 31, 2026. As of the filing of these unaudited financial statements, the Company has not filed a return for the 2025 excise tax liability and such excise tax remains unpaid.

Going Concern Consideration

As of June 30, 2026, the Company had $30,161 in cash, $0 in restricted cash and a working capital deficit of $2,190,878. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through a Business Combination. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

IB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

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

The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2025, as filed with the SEC on December 29, 2025. The interim results for the three and nine months ended June 30, 2026, are not necessarily indicative of the results to be expected for the year ending September 30, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had $30,161 and $428,700 in cash as of June 30, 2026, and September 30, 2025, respectively, and no cash equivalents.

IB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Cash – Restricted

Cash that is encumbered or otherwise restricted as to its use is included in cash – restricted. As of June 30, 2026 and September 30, 2025, the balance was $0 and $787,365, respectively. Cash – restricted as of September 30, 2025 represents cash that was withdrawn from the Trust Account to pay income taxes but was not utilized.

Cash and investments held in Trust account

As of June 30, 2026 and September 30, 2025, all of the assets held in the Trust Account were held in money market funds which are invested only in U.S. government securities. Investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period. Interest and dividends earned from investments in these securities are included in the statements of operations.

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

Common Stock Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Rights) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against retained earnings or additional paid-in capital in the absence of retained earnings. Accordingly, as of June 30, 2026 and September 30, 2025, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against retained earnings or additional paid-in capital in the absence of retained earnings.

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

IB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

As of June 30, 2026 and September 30, 2025, the common stock subject to redemption reflected in the balance sheets are reconciled in the following table:

Common stock subject to possible redemption, September 30, 2025	$15,983,315
Plus:
Remeasurement of carrying value to redemption value	121,098
Common stock subject to possible redemption, December 31, 2025	$16,104,413
Less:
Redemptions of Common Stock	(7,886,591)
Plus:
Remeasurement of carrying value to redemption value	108,311
Common stock subject to possible redemption, March 31, 2026	$8,326,133
Plus:
Remeasurement of carrying value to redemption value	56,596
Common stock subject to possible redemption, June 30, 2026	$8,382,729

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2026 and September 30, 2025, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was (2.76)% and 24.34% for the three months ended June 30, 2026 and 2025, respectively, and (6.41)% and 24.20% for the nine months ended June 30, 2026 and 2025, respectively. The effective tax rate differs from the statutory tax rate of 21% for the period ended June 30, 2026 and 2025, due to the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and $667 and $0 accrued for interest and penalties as of June 30, 2026 and September 30, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

JUNE 30, 2026

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

The calculation of diluted net (loss) income per share does not consider the effect of the rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the rights are contingent upon the occurrence of future events. As of June 30, 2026 and September 30, 2025, the rights are exercisable to purchase 605,525 shares of common stock in the aggregate. The weighted average of these shares was excluded from the calculation of diluted net (loss) income common stock since the inclusion of such rights would be anti-dilutive. The rights cannot be converted to shares of common stock prior to an initial Business Combination; therefore, they have been classified as anti-dilutive.

The following table reflects the calculation of basic and diluted net (loss) income per common stock (in dollars, except per share amounts):

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2026		2025		2026		2025
	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net (loss) income per common share
Numerator:
Allocation of net (loss) income	$(85,970)	$(481,196)	$597,750	$220,860	$(284,348)	$(981,586)	$1,861,869	$687,935
Denominator:
Basic weighted-average shares outstanding	759,139	4,249,090	11,500,000	4,249,090	1,230,884	4,249,090	11,500,000	4,249,090
Basic and diluted net (loss) income per common share	$(0.11)	$(0.11)	$0.05	$0.05	$(0.23)	$(0.23)	$0.16	$0.16

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on the cash account and management believes that the Company is not exposed to significant risks on such account. Uninsured cash amounts as of June 30, 2026 and September 30, 2025, are $0 and $966,065, respectively.

Fair value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

IB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

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

Due to Sponsor

During the annual period ended September 30, 2025, the Company incurred travel expenses amounting to $2,788, in connection with the potential Business Combination with Su De Tang Global Corporation, which was subsequently terminated. Such expenses were advanced by the Sponsor on behalf of the Company. As of June 30, 2026 and September 30, 2025, the Company had due to Sponsor, non-interest bearing and due on demand, in the amount of $2,788.

Promissory Note – Related Party

During the nine months ended June 30, 2026, the Company issued a series of unsecured, non-interest-bearing promissory notes (the “2026 Notes”) to the Sponsor, with an aggregate principal amount of $500,000. The 2026 Notes are payable upon the earlier of (i) the completion of the Company’s initial Business Combination or (ii) the occurrence of an event of default, as defined in the 2026 Notes. As of June 30, 2026, $500,000 was outstanding under the 2026 Notes and is presented in the accompanying balance sheets.

IB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Subscription Agreements

From October 2023 through January 2024, the Company’s Sponsor entered into six subscription agreements to sell membership interests in the Sponsor to members of management, directors and director nominees. The membership interests represent the indirect equivalent of 525,000 Founder Shares which equates to 16.19% of the 3,243,590 Founder Shares issued and outstanding. The total purchase price paid for the membership interests was $2,500. The Company modified the agreements in February 2024, with the intent to clarify that the Founder Shares are “earned upon the completion of a successful Business Combination” and the modified agreement is to be effective contemporaneously with the date and time of the initial subscription agreements. The sale of the membership interests to the Company’s management, directors and director nominees is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date.

On January 22, 2024, one of the subscription agreements representing an indirect equivalent of 100,000 Founder Shares or 3.08% of the 3,243,590 Founder Shares (with over-allotment) issued and outstanding was terminated and $500 was paid to the subscriber as a result of the termination of the agreement.

On September 11, 2024, one of the subscription agreements representing an indirect equivalent of 100,000 Founder Shares or 3.08% of the 3,243,590 Founder Shares (with over-allotment) issued and outstanding was amended in which the Sponsor granted an additional 50,000 Founder Shares bringing the total to 150,000 Founder Shares or 4.62% of the 3,243,590 Founder Shares (with over-allotment) issued and outstanding. The total purchase price paid for the membership interest was $750.

The fair value of the 425,000 shares granted through March 28, 2024, to the Company’s directors and director nominees was approximately $1,734,000 or approximately $4.08 per share. The fair value of the additional 50,000 shares granted on September 11, 2024, to the Company’s directors and director nominees was approximately $499,000 or approximately $9.98 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. Although the Company entered into a Business Combination Agreement, the Company determined that a Business Combination is not considered probable as of June 30, 2026, and therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

The Founder Shares issued to the directors and director nominees were valued using a Black-Scholes model. The following criteria present the quantitative information regarding market assumptions used in the Founder Share valuations:

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

For the three and nine months ended June 30, 2026, the Company incurred $15,000 and $45,000 in fees for these services, respectively, of which $15,000 is recorded as accrued expenses in the balance sheet as of June 30, 2026. For the three and nine months ended June 30, 2025, the Company incurred $15,000 and $45,000 in fees for these services, of which $15,000 is recorded as accrued expenses in the balance sheets as of June 30, 2025.

IB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

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

Working Capital Loan

On September 16, 2024, the Company issued an unsecured promissory note in the principal amount of $150,000 to Su De Tang Global Corporation (the “Working Capital Loan”). The principal balance of this Promissory Note represented the first of potentially three instalments of the Working Capital Loan. The Working Capital Loan bore no interest and was originally intended to be extinguished without any payment upon the consummation of a proposed Business Combination with Su De Tang Global Corporation. However, the proposed Business Combination was not consummated. The Company borrowed an aggregate of $147,629 under the Working Capital Loan. As of September 30, 2025, the Company had repaid $147,629 and no borrowings were available under the note.

NOTE 7. STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred Stock — The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and September 30, 2025, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. As of June 30, 2026 and September 30, 2025, there were 4,249,090 shares of common stock issued and outstanding, excluding 759,139 and 1,490,880 shares of common stock subject to possible redemption, respectively.

IB ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, assets held in the Trust Account were comprised of $8,261,479 in a money market fund that is invested primarily in U.S. Treasury Securities. For the period ended June 30, 2026, the Company had withdrawn $105,000 of interest earned on the Trust Account to pay for income taxes, and $7,886,591 from the Trust Account in connection with redemption.

As of September 30, 2025, assets held in the Trust Account were comprised of $15,890,194 in a money market fund that is invested primarily in U.S. Treasury Securities. For the year ended September 30, 2025, the Company had withdrawn $1,711,366 of interest earned on the Trust Account to pay for income taxes and $106,131,025 from the Trust Account in connection with redemptions.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2026 and September 30, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.:

Description	Level	June 30, 2026	September 30, 2025
Assets:
Cash and investments held in Trust Account	1	$8,261,479	$15,890,194

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

The key measures of segment profit or loss reviewed by our CODM are interest and dividends earned on cash and investments held in Trust Account and general and administrative expenses. The CODM reviews interest and dividends earned on cash and investments held in Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On August 5, 2026, the Company issued unsecured, non-interest-bearing promissory notes (the “Note”) to the Sponsor, with a principal amount of $250,000. The Note is payable upon the earlier of (i) the completion of the Company’s initial Business Combination or (ii) the occurrence of an event of default, as defined in the Note.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including but not limited to: the inability to consummate the GNQ Business Combination within the Combination Period; further stockholder redemptions reducing the funds available in the Trust Account; financing shortfalls and the Company’s inability to obtain additional capital on acceptable terms; the Company’s going-concern risk and limited cash outside the Trust Account; ineffective disclosure controls and procedures and potential material weaknesses in internal control over financial reporting; the complexity of the cross-border and exchangeable-share structure of the proposed Business Combination; dilution from the Bridge Financing, convertible notes, and warrants; and that the other conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 29, 2025. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Lock-Up Agreement

Prior to the Closing, the Company will enter into separate Lock-Up Agreements (each a “Lock-Up Agreement”) with a number of GNQ shareholders and Sponsor pursuant to which the securities of the Company and ExchangeCo held by such holders will be locked-up and subject to transfer restrictions for a period of time following the Closing, as described below, subject to certain exceptions. The securities held by such GNQ shareholders will be locked-up until the earlier of: (i) six (6) months after the date of the Closing, and (ii) subsequent to the Closing, the date on which SPAC consummates a liquidation, merger, capital stock exchange, reorganization, or other similar transaction that results in all of SPAC’s stockholders having the right to exchange their SPAC Common Stock for cash, securities or other property; provided, that if the closing trading price of the SPAC Common Stock on the stock exchange on which the SPAC Common Stock is listed exceeds US$12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 Trading Days within any 30-day Trading Day period, then Holder shall have the right to sell 50% of its SPAC Common Stock subject to applicable regulatory restrictions, and if the closing trading price of the SPAC Common Stock on the stock exchange on which the SPAC Common Stock is listed exceeds US$15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 Trading Days within any 30-day Trading Day period, then Holder shall have the right to sell the remaining 50% of its SPAC Common Stock subject to applicable regulatory restrictions.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 7, 2020 (inception) through June 30, 2026, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest and dividends earned on cash and investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net loss of $567,166, which consists of provision for income taxes of $15,222 and general and administrative expenses of $624,429, partially offset by interest and dividends earned on cash and investments held in Trust Account of $72,485.

For the three months ended June 30, 2025, we had a net income of $818,610, which consists of interest and dividends earned on cash and investments held in Trust Account of $1,254,202, offset by operational costs of $172,210 and provision for income taxes of $263,382.

For the nine months ended June 30, 2026, we had a net loss of $1,265,934, which consists of provision for income taxes of $76,204 and general and administrative expenses of $1,552,606, partially offset by interest and dividends earned on cash and investments held in Trust Account of $362,876.

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

For the nine months ended June 30, 2026, cash used in operating activities was $1,790,904. Net loss of $1,265,934 was affected by the interest and dividends earned on cash and investments held in Trust Account of $362,876 and change in operating assets and liabilities which provided $162,094 of cash for operating activities.

For the nine months ended June 30, 2025, cash used in operating activities was $1,260,781. Net income of $2,549,804 was affected by the interest and dividends earned on cash and investments held in Trust Account of $3,875,873 and change in operating assets and liabilities which used $65,288 of cash for operating activities.

As of June 30, 2026, we held cash and investments held in Trust Account of $8,261,479. The Trust Account can only be invested in U.S. government treasury obligations with a maturity of 185 days or less or interests in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $30,161 and restricted cash of $0. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

During the period ended June 30, 2026, the Sponsor loaned the Company $500,000 on a non-interest bearing, due-on-demand basis. As of June 30, 2026, the total amount due to Sponsor was $500,000 (see Note 5). Additional Sponsor funding is not committed and is at the Sponsor’s discretion.

As of June 30, 2026, the Company had $30,161 in cash, $0 in restricted cash and a working capital deficit of $2,190,878. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through a Business Combination. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty by seeking additional Sponsor loans, pursuing third-party financing including through the Bridge Financing and potential PIPE investments, and consummating the Business Combination by September 28, 2026. If the Company is unable to consummate the Business Combination or another initial business combination within the Combination Period, which currently expires on September 28, 2026, the Company will be required to cease operations, redeem the Public Shares, and liquidate. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates as of June 30, 2026.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level, due to segregation of duties, lack of supervision and review and limited documentation around controls, and, accordingly, did not provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2026, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 16, 2026, we entered into the Business Combination Agreement with GNQ Insilico Inc., as further described in Note 1 to our financial statements. Consummation of the transactions contemplated by the BCA is subject to a number of conditions, including approval by our stockholders and by GNQ’s shareholders, the granting of an interim and final order by the Ontario Superior Court of Justice (Commercial List), the effectiveness of a registration statement on Form S-4, listing of the resulting securities on Nasdaq, and our having a minimum of US$5,000,001 of net tangible assets upon Closing (after giving effect to redemptions and any PIPE investments). There can be no assurance that these conditions will be satisfied, or that the Business Combination will be consummated within the Combination Period (as extended), which currently expires on September 28, 2026. If we are unable to consummate the Business Combination or any other initial business combination within the Combination Period, we will be required to liquidate the Trust Account and dissolve, and our public stockholders may receive less than $10.05 per share.

Significant redemptions have substantially reduced the funds available in the Trust Account.

In connection with the special meeting held on March 25, 2026 at which our stockholders approved the Second Extension Amendment, stockholders holding 731,741 shares of our common stock exercised their right to redeem their shares for cash, resulting in approximately $7.9 million being removed from the Trust Account. Following these redemptions, approximately $8.2 million remained in the Trust Account as of June 30, 2026. The reduced amount in the Trust Account may make it more difficult for us to satisfy the minimum net tangible asset and other closing conditions of any initial business combination, including the Business Combination contemplated by the BCA, and may reduce the per-share liquidation value of the Trust Account if we are unable to consummate the Business Combination within the Combination Period.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the quarter ended June 30, 2026, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IB ACQUISITION CORP.

Date: August 14, 2026	By:	/s/ Adelmo Lopez
	Name:	Adelmo Lopez
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Christy Albeck
	Name:	Christy Albeck
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

